Form 10-Q
period 2025-03-31
MITEK SYSTEMS INC
filed 2025-05-08
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 45,564,205 shares of the registrant’s common stock outstanding as of April 30, 2025.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2025

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2025 (Unaudited)	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$104,699	$93,456
Short-term investments	31,472	36,884
Accounts receivable, net	49,850	31,682
Contract assets, current portion	11,855	15,818
Prepaid expenses	3,485	4,514
Other current assets	2,548	2,697
Total current assets	203,909	185,051
Long-term investments	16,211	11,410
Property and equipment, net	2,325	2,564
Right-of-use assets	2,469	4,662
Intangible assets, net	45,144	54,137
Goodwill	128,051	131,574
Deferred income tax assets	23,469	19,145
Contract assets, non-current portion	1,907	3,620
Other non-current assets	1,855	1,590
Total assets	$425,340	$413,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,488	$7,236
Accrued payroll and related taxes	10,607	10,324
Accrued liabilities	371	424
Deferred revenue, current portion	29,318	21,231
Lease liabilities, current portion	699	805
Convertible senior notes	147,825	—
Other current liabilities(1)	3,247	2,127
Total current liabilities	195,555	42,147
Convertible senior notes	—	143,601
Deferred revenue, non-current portion	372	753
Lease liabilities, non-current portion	2,173	4,230
Deferred income tax liabilities	2,723	3,889
Other non-current liabilities	4,303	4,332
Total liabilities	205,126	198,952

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 45,530,911 and 44,998,939 issued and outstanding, as of March 31, 2025 and September 30, 2024, respectively	46	45
Additional paid-in capital	257,106	247,326
Accumulated other comprehensive loss	(7,952)	(2,302)
Accumulated deficit	(28,986)	(30,268)
Total stockholders’ equity	220,214	214,801
Total liabilities and stockholders’ equity	$425,340	$413,753
(1) September 30, 2024 condensed consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Revenue
Software and hardware	$26,700	$24,889	$38,685	$40,869
Services and other	25,229	22,079	50,498	43,016
Total revenue	51,929	46,968	89,183	83,885
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	16	29	83	69
Cost of revenue—services and other (exclusive of depreciation & amortization)	6,515	6,186	12,392	11,680
Selling and marketing	10,540	11,021	20,235	20,877
Research and development	9,766	9,713	18,089	18,587
General and administrative	10,098	14,943	21,999	30,481
Amortization and acquisition-related costs	3,600	3,848	7,257	7,831
Restructuring costs	29	530	837	578
Total operating costs and expenses	40,564	46,270	80,892	90,103
Operating income (loss)	11,365	698	8,291	(6,218)
Interest expense	2,407	2,303	4,805	4,566
Other income (expense), net	1,110	1,190	1,673	2,832
Income (loss) before income taxes	10,068	(415)	5,159	(7,952)
Income tax benefit (provision)	(916)	697	(619)	2,441
Net income (loss)	$9,152	$282	$4,540	$(5,511)
Net income (loss) per share—basic	$0.20	$0.01	$0.10	$(0.12)
Net income (loss) per share—diluted	$0.20	$0.01	$0.10	$(0.12)
Shares used in calculating net income (loss) per share—basic	45,651	46,896	45,501	46,593
Shares used in calculating net income (loss) per share—diluted	46,610	48,041	46,599	46,593
Comprehensive income (loss)
Net income (loss)	$9,152	$282	$4,540	$(5,511)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	4,944	(1,966)	(5,566)	4,578
Unrealized gain (loss) on investments, net of tax of $8, $(4), $(26) and $32	54	(42)	(84)	60
Other comprehensive income (loss), net of tax	4,998	(2,008)	(5,650)	4,638
Comprehensive income (loss)	$14,150	$(1,726)	$(1,110)	$(873)

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	45,212	$45	$251,967	$(12,950)	$(38,145)	$200,917
Exercise of stock options	50	—	84	—	—	84
Settlement of restricted stock units	174	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	95	—	704	—	—	704
Stock-based compensation expense	—	—	4,352	—	—	4,352
Repurchases and retirement of common stock	—	—	—	—	7	7
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	9,152	9,152
Currency translation adjustment	—	—	—	4,944	—	4,944
Change in unrealized gain (loss) on investments	—	—	—	54	—	54
Balance, March 31, 2025	45,531	$46	$257,106	$(7,952)	$(28,986)	$220,214

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	46,632	$47	$236,447	$(7,591)	$(15,105)	$213,798
Exercise of stock options	71	—	186	—	—	186
Settlement of restricted stock units	88	—	—	—	—	—
Stock-based compensation expense	—	—	3,888	—	—	3,888
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	282	282
Currency translation adjustment	—	—	—	(1,966)	—	(1,966)
Change in unrealized gain (loss) on investments	—	—	—	(42)	—	(42)
Balance, March 31, 2024	46,791	$47	$240,521	$(9,599)	$(14,823)	$216,146

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2024	44,999	$45	$247,326	$(2,302)	$(30,268)	$214,801
Exercise of stock options	116	—	261	—	—	261
Settlement of restricted stock units	691	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	95	—	704	—	—	704
Stock-based compensation expense	—	—	8,817	—	—	8,817
Repurchases and retirements of common stock	(370)	(1)	—	—	(3,258)	(3,259)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	4,540	4,540
Currency translation adjustment	—	—	—	(5,566)	—	(5,566)
Change in unrealized gain (loss) on investments	—	—	—	(84)	—	(84)
Balance, March 31, 2025	45,531	$46	$257,106	$(7,952)	$(28,986)	$220,214

	Six Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2023	45,591	$46	$228,691	$(14,237)	$(9,312)	$205,188
Exercise of stock options	167	—	1,042	—	—	1,042
Settlement of restricted stock units	722	1	(1)	—	—	—
Acquisition-related shares issued	311	—	3,471	—	—	3,471
Stock-based compensation expense	—	—	7,318	—	—	7,318
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	(5,511)	(5,511)
Currency translation adjustment	—	—	—	4,578	—	4,578
Change in unrealized gain (loss) on investments	—	—	—	60	—	60
Balance, March 31, 2024	46,791	$47	$240,521	$(9,599)	$(14,823)	$216,146

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$4,540	$(5,511)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,817	7,318
Amortization of intangible assets	7,257	7,694
Amortization of costs capitalized to obtain revenue contracts	878	847
Depreciation and amortization	739	842
Bad debt expense	411	927
Amortization of investment premiums & other	(1,146)	(1,339)
Accretion and amortization on debt securities	4,224	3,975
Net changes in estimated fair value of acquisition-related contingent consideration	—	136
Deferred taxes	(5,423)	(1,859)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(18,898)	(20,608)
Contract assets	5,649	6,147
Other assets	578	(5,055)
Accounts payable	(3,674)	1,424
Accrued payroll and related taxes	1,157	(1,058)
Income taxes payable	837	(4,086)
Deferred revenue	7,922	8,300
Other liabilities	440	(493)
Net cash provided by (used in) operating activities	14,308	(2,399)
Investing activities:
Purchases of investments	(21,973)	(26,813)
Maturities of investments	23,000	54,921
Purchases of property and equipment, net	(567)	(724)
Net cash provided by (used in) investing activities	460	27,384
Financing activities:
Payment of revolving credit line issuance costs	—	(290)
Proceeds from the issuance of equity plan common stock	261	1,042
Repurchases and retirements of common stock	(3,258)	—
Payment of acquisition-related contingent consideration	—	(4,641)
Proceeds from other borrowings	—	956
Principal payments on other borrowings	(96)	(82)
Net cash provided by (used in) financing activities	(3,093)	(3,015)
Foreign currency effect on cash and cash equivalents	(432)	56
Net increase in cash and cash equivalents	11,243	22,026
Cash and cash equivalents at beginning of period	93,456	58,913
Cash and cash equivalents at end of period	$104,699	$80,939
Supplemental disclosures of cash flow information:
Cash paid for interest	$582	$582
Cash paid for income taxes	$4,952	$8,509
Supplemental disclosures of non-cash investing and financing activities:
Acquisition-related shares issued	$—	$3,471
Unrealized holding gain (loss) on available for sale investments	$(84)	$60

See accompanying notes to condensed consolidated financial statements... ..

MITEK SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a pioneer in mobile image capture and a global provider of solutions in the fraud prevention, digital identity verification, and cybersecurity markets. Our products address the increasing sophistication of fraud in areas such as new account openings, digital account access, and payments. Utilizing artificial intelligence, computer vision, and proprietary biometrics, our enterprise-grade verification tools protect organizations from escalating check fraud, ongoing account opening fraud, and new cyber threats such as deepfakes and voice clones.
Mitek’s Mobile Check Deposit product is trusted by consumers for its convenience and accuracy verifying checks for deposit, facilitating approximately 1.2 billion transactions annually. This solution powers secure, fast, and convenient deposit services for many organizations, enhancing consumer experience.
We serve over 7,900 financial services organizations, financial technology (“fintech”) brands, telecommunications companies, and marketplace brands globally. Our verification and fraud detection technology is embedded directly within mobile and web applications, providing seamless verification at every touchpoint in the customer lifecycle. By equipping banks, marketplaces, and fintech platforms with these tools, we help reduce the costs associated with fraud, impersonation, Know Your Customer (“KYC”) and anti-money laundering (“AML”) compliance. Additionally, our solutions improve the customer experience, help to ensure regulatory compliance, and lower operational costs.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company as of and for the three and six months ended March 31, 2025 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. These financial statements and the accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 16, 2024 (the “2024 Annual Report”).
Certain amounts within the prior period’s condensed consolidated balance sheet have been reclassified to conform to the current period presentation. Income tax payables and accrued interest payable were presented separately on the condensed consolidated balance sheet as of September 30, 2024, however, they are included in the other current liabilities line in the consolidated balance sheet as of March 31, 2025. The reclassification, which is considered to be immaterial to the previously issued condensed consolidated financial statements for the corresponding prior period in fiscal 2024, did not change other amounts reported within the condensed consolidated balance sheet, statement of operations and comprehensive income (loss), or statement of stockholders’ equity.
Results for the three and six months ended March 31, 2025, are not necessarily indicative of results for any other interim period or for a full fiscal year.
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

Net Income (Loss) Per Share
For the three and six months ended March 31, 2025 and 2024, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Stock options	366	310	384	542
RSUs	2,403	1,822	2,036	2,519
ESPP common stock equivalents	38	30	19	16
Performance options	705	665	716	800
Performance RSUs	1,333	994	1,093	706
Convertible senior notes	7,448	7,448	7,448	7,448
Warrants	7,448	7,448	7,448	7,448
Total potentially dilutive common shares outstanding	19,741	18,717	19,144	19,479
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income (loss)	$9,152	$282	$4,540	$(5,511)
Weighted-average shares outstanding—basic	45,651	46,896	45,501	46,593
Common stock equivalents	959	1,145	1,098	—
Weighted-average shares outstanding—diluted	46,610	48,041	46,599	46,593
Net income (loss) per share:
Basic	$0.20	$0.01	$0.10	$(0.12)
Diluted	$0.20	$0.01	$0.10	$(0.12)
Concentrations of Significant Customers and Assets
For the three months ended March 31, 2025, the Company derived revenue of $18.5 million from two customers, with such customers accounting for 21% and 15% of the Company’s total revenue, respectively. For the three months ended March 31, 2024, the Company derived revenue of $21.2 million from three customers, with such customers accounting for 21%, 14%, and 11% of the Company’s total revenue, respectively. For the six months ended March 31, 2025, the Company derived revenue of $26.2 million from two customers, with such customers accounting for 19% and 11% of the Company’s total revenue, respectively. For the six months ended March 31, 2024 the Company derived revenue of $24.2 million from two customers, with such customers accounting for 19% and 10% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $13.2 million and $17.0 million at March 31, 2025 and 2024, respectively.
From a geographic perspective, approximately 77% and 78% of the Company’s total long-term assets as of March 31, 2025 and September 30, 2024, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 13% and 19% of the Company’s total long-term assets excluding goodwill and other intangible assets as of March 31, 2025 and September 30, 2024, respectively, are associated with the Company’s international subsidiaries.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the six months ended March 31, 2025.
Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited condensed consolidated financial statements and related notes thereto included in the Company’s 2024 Annual Report. There have been no changes to these accounting policies through March 31, 2025.
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company will adopt ASU 2023-07 in the fourth quarter of fiscal 2025 and does not expect the additional required disclosures to have a material impact on its financial statements.
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
No other new accounting pronouncement issued or effective during the six months ended March 31, 2025 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Major product category
Deposits software and hardware	$24,700	$22,494	$35,797	$36,542
Deposits services and other	8,989	7,010	17,177	14,038
Deposits revenue	33,689	29,504	52,974	50,580
Identity verification software and hardware	2,000	2,395	2,888	4,327
Identity verification services and other	16,240	15,069	33,321	28,978
Identity verification revenue	18,240	17,464	36,209	33,305
Total revenue	$51,929	$46,968	$89,183	$83,885

Total Revenue by Geographic Location
The United States was the only country that accounted for more than 10% of the Company’s revenue in each of the three months ended March 31, 2025 and 2024. The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the six months ended March 31, 2025 and 2024. Revenue for the three and six months ended March 31, 2025 and 2024 were as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
United States	$42,459	$37,861	$68,077	$66,291
United Kingdom	*	*	9,773	8,536
All other countries	9,470	9,107	11,333	9,058
Total revenue	$51,929	$46,968	$89,183	$83,885
*Revenues from the United Kingdom were not greater than 10% of the Company’s total revenue for this period.
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2025	September 30, 2024	March 31, 2024	September 30, 2023
Accounts receivable, net	$49,850	$31,682	$52,061	$32,132
Contract assets, current	11,855	15,818	15,140	18,355
Contract assets, non-current	1,907	3,620	2,692	5,579
Contract liabilities (deferred revenue), current	29,318	21,231	25,728	17,360
Contract liabilities (deferred revenue), non-current	372	753	1,020	957
Contract assets primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $5.6 million and $4.6 million of revenue during the three months ended March 31, 2025, and 2024, respectively, and $16.2 million and $13.7 million of revenue during the six months ended March 31, 2025 and 2024, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets and were $1.4 million and $0.4 million as of March 31, 2025 and September 30, 2024, respectively. The Company maintained an allowance for credit losses of $2.4 million and $2.1 million as of March 31, 2025 and September 30, 2024, respectively.
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
Remaining performance obligation consisted of the following as of March 31, 2025 (amounts in thousands):

March 31, 2025
Current	$61,479
Non-current	19,482
Total	$80,961

Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $6.1 million and $2.7 million as of March 31, 2025 and September 30, 2024, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. These costs are included in selling and marketing expenses in the condensed consolidated statement of operations and comprehensive income (loss) and totaled $0.4 million during each of the three months ended March 31, 2025 and 2024, and $0.9 million and $0.8 million during the six months ended March 31, 2025 and 2024, respectively. There were no impairment losses recognized during both the six months ended March 31, 2025 and 2024 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2025 and September 30, 2024 (amounts in thousands):

March 31, 2025:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Government and agency securities, short-term	$978	$1	$—	$979
Commercial paper, short-term	10,129	2	(1)	10,130
Corporate debt securities, short-term	20,339	29	(5)	20,363
U.S. Government and agency securities, long-term	1,500	—	(1)	1,499
Corporate debt securities, long-term	14,694	33	(15)	14,712
Total	$47,640	$65	$(22)	$47,683

September 30, 2024:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,841	$1	$(6)	$3,836
Commercial paper, short-term	15,964	20	—	15,984
Corporate debt securities, short-term	17,008	56	—	17,064
Corporate debt securities, long-term	11,328	84	(2)	11,410
Total	$48,141	$161	$(8)	$48,294
All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2025 and September 30, 2024, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at March 31, 2025 are as follows: $31.5 million within one year and $16.2 million beyond one year to five years. As of September 30, 2024, the contractual maturities of the available-for-sale securities were $36.9 million within one year and $11.4 million beyond one year to five years.

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

The following tables represent the fair value hierarchy of the Company’s investments as of March 31, 2025 and September 30, 2024, respectively (amounts in thousands):

March 31, 2025:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Commercial paper	$10,130	$—	$10,130	$—
U.S. Government and agency securities, short-term	979	—	979	—
Corporate debt securities	20,363	—	20,363	—
Total short-term investments at fair value	31,472	—	31,472	—
Long-term investments:
U.S. Government and agency securities	1,499	—	1,499	—
Corporate debt securities	14,712	—	14,712	—
Total long-term investments at fair value	16,211	—	16,211	—

Total assets at fair value	$47,683	$—	$47,683	$—

September 30, 2024:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,836	$—	$3,836	$—
Commercial paper	15,984	—	15,984	—
Corporate debt securities	17,064	—	17,064	—
Total short-term investments at fair value	36,884	—	36,884	—
Long-term investments:
Corporate debt securities	11,410	—	11,410	—
Total long-term investments at fair value	11,410	—	11,410	—

Total assets at fair value	$48,294	$—	$48,294	$—

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $128.1 million at March 31, 2025, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2025 (amounts shown in thousands):

Balance at September 30, 2024	$131,574
Foreign currency effect on goodwill	(3,523)
Balance at March 31, 2025	$128,051
There was no impairment loss recognized related to goodwill in the six months ended March 31, 2025 or 2024.

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of March 31, 2025 and September 30, 2024, respectively, are summarized as follows (amounts in thousands, except for years):

March 31, 2025:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$86,129	$45,375	$40,754
Customer relationships	5.0	4,894	2,955	1,939
Trade names	5.0	6,341	3,890	2,451
Covenants not to compete	3.0	587	587	—
Total intangible assets		$97,951	$52,807	$45,144

September 30, 2024:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$88,435	$40,104	$48,331
Customer relationships	5.0	5,000	2,483	2,517
Trade names	5.0	6,470	3,278	3,192
Covenants not to compete	3.0	600	503	97
Total intangible assets		$100,505	$46,368	$54,137
Amortization expense related to acquired intangible assets was $3.6 million and $3.8 million during the three months ended March 31, 2025 and 2024, respectively, and $7.3 million and $7.7 million during the six months ended March 31, 2025 and 2024, respectively. Amortization expense related to acquired intangible assets is recorded within amortization and acquisition-related costs on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairment losses recognized related to intangible assets in the three or six months ended March 31, 2025 or 2024.
The estimated future amortization expense related to intangible assets is expected to be as follows (amounts in thousands):

Fiscal Period:	Estimated Future Amortization Expense
Remainder of 2025	$6,668
2026	12,811
2027	11,635
2028	9,900
2029	4,130
Thereafter	—
Total	$45,144

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Cost of revenue	$162	$124	$323	$253
Selling and marketing	1,035	940	2,009	1,761
Research and development	1,338	1,366	2,462	2,407
General and administrative	1,817	1,458	4,023	2,897
Stock-based compensation expense	$4,352	$3,888	$8,817	$7,318

As of March 31, 2025, the Company had $36.2 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.6 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 9,608,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of March 31, 2025, (i) 2,730,966 RSUs and 970,544 performance-based restricted stock unit awards (“Performance RSUs”) were outstanding under the A&R 2020 Plan (as defined below), (ii) 3,316,738 shares of Common Stock were reserved for future grants under the A&R 2020 Plan, and (iii) stock options to purchase an aggregate of 87,204 shares of Common Stock and no RSUs were outstanding under the Prior Plans.
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
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of March 31, 2025, (i) 912,796 shares have been issued to participants pursuant to the ESPP and (ii) 87,204 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). Stock-based compensation expense related to the ESPP was immaterial in each of the three months ended March 31, 2025 and 2024. The Company recognized $0.3 million in stock-based compensation expense related to the ESPP in the six months ended March 31, 2025 and expense was immaterial in the six months ended March 31, 2024.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of March 31, 2025, (i) 84,527 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.
Inducement Grants
As of March 31, 2025, (i) 202,165 RSUs, (ii) 825,508 Performance RSUs, and (iii) stock options to purchase an aggregate of 217,179 shares of Common Stock were outstanding related to equity granted pursuant to inducement grants.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2024	461,710	$8.00	2.7	$1,183
Granted	—	—
Exercised	(115,827)	4.54		537
Canceled	—	—
Outstanding at March 31, 2025	345,883	9.16	2.7	485
Vested and Expected to Vest at March 31, 2025	345,883	9.16	2.7	485
Exercisable at March 31, 2025	345,883	9.16	2.7	485
Stock-based compensation expense related to outstanding stock options was immaterial during each of the three and six months ended March 31, 2025 and 2024. As of March 31, 2025, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the six months ended March 31, 2025 or 2024.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2025:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2024	2,453,630	$11.25
Granted	1,354,743	9.01
Settled	(703,540)	11.44
Canceled	(98,579)	11.49
Outstanding at March 31, 2025	3,006,254	10.19
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.8 million and $2.6 million in stock-based compensation expense related to outstanding RSUs during the three months ended March 31, 2025 and 2024, respectively. The Company recognized $5.6 million and $4.9 million in stock-based compensation expense related to outstanding RSUs during the six months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $23.2 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the six months ended March 31, 2025:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2024	699,458	$12.82
Granted	1,175,404	8.70
Settled	—	—
Canceled	(78,810)	16.95
Outstanding at March 31, 2025	1,796,052	9.75

The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the grant date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.5 million and $1.3 million in stock-based compensation expense related to outstanding Performance RSUs during the three months ended March 31, 2025 and 2024, respectively. The Company recognized $2.9 million and $2.3 million in stock-based compensation expense related to outstanding Performance RSUs during the six months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company had $12.8 million of unrecognized compensation expense related to outstanding Performance RSUs expected to be recognized over a weighted-average period of approximately 2.2 years.
On October 1, 2024, the Company announced that Edward H. West was appointed as the Company’s Chief Executive Officer. As a material inducement to Mr. West’s employment, he was granted inducement awards consisting of $6.4 million of Performance RSUs and $1.6 million in RSUs. The awards consist of (i) 562,283 Performance-Based RSUs that vest, if at all, upon the achievement of target-level stock price performance goals of the Company compared to the Russell 2000 (with an additional 185,553 Performance-Based RSUs eligible to vest upon the achievement of above-target level performance), (ii) 173,010 Performance-Based RSUs that vest, if at all, upon the achievement of target-level stock price performance goals of the Company as set forth in the grant agreement (with an additional 57,093 Performance-Based RSUs eligible to vest upon the achievement of above-target level performance) and (iii) 187,427 RSUs that vest in four equal annual installments from the start date.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s then-current Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. In November 2021, the time vesting condition was met and during the fiscal year ended September 30, 2023, the performance conditions were achieved and the performance options vested in full. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options during each of the three and six months ended March 31, 2025 and 2024 as the Performance Options are vested in full. As of March 31, 2025, there were 717,363 Performance Options outstanding.
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
The Company made no purchases during the three months ended March 31, 2025. The change in accumulated deficit during the three months ended March 31, 2025 is due to a change in the estimate associated with excise tax accruals related to share repurchases made during fiscal 2025. The Company made purchases of $3.3 million, or 363,378 shares, during the six months ended March 31, 2025 at an average price of $8.99 per share and subsequently retired the shares.

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
For the three and six months ended March 31, 2025, the Company recorded an income tax provision of $0.9 million and $0.6 million, respectively, which yielded an effective tax rate of 9% and 12% respectively. For the three and six months ended March 31, 2024, the Company recorded an income tax benefit of $0.7 million and $2.4 million, respectively, which yielded an effective tax rate of 168% and 31%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended March 31, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, release of valuation allowances relating to one of the Company's operations in a foreign jurisdiction, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended March

31, 2024 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal, state and foreign research and development credits on the tax provision.

8. DEBT
Convertible Senior Notes
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

2026 Notes:	March 31, 2025	September 30, 2024
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(7,425)	(11,649)
Carrying amount	$147,825	$143,601

In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.3 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“2023 Annual Report”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 (the “Q1 Form 10-Q”) with the SEC. The Company filed its 2023 Annual Report with the SEC on March 19, 2024 and its Q1 Form 10-Q with the SEC on April 15, 2024. As of March 31, 2025, the Company was in compliance with the covenants in the Indenture.
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
As of March 31, 2025, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company has the option to settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of March 31, 2025, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.
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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Contractual interest expense	$288	$298	$581	$591
Amortization of debt discount and issuance costs	2,119	2,005	4,224	3,975
Total interest expense recognized	$2,407	$2,303	$4,805	$4,566

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $7.4 million as of March 31, 2025, and will be amortized over approximately 0.8 years. The fair value, based on a quoted market price (Level 2), of the 2026 Notes at March 31, 2025 was approximately $150.2 million.

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
As of March 31, 2025, the Notes Hedge is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended March 31, 2025, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of March 31, 2025, the Warrant Transactions had not been exercised and remained outstanding.
Revolving Credit Line
On February 13, 2024, the Company, together with its subsidiaries A2iA Corp. and ID R&D, Inc., entered into a Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”) that provides for a revolving line of credit whereby the Company may borrow up to $35.0 million (the “Revolving Line”) with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Revolving Line is secured on a first priority basis by the Company’s assets. In connection with the Credit Agreement, the Company incurred issuance costs of $0.3 million which will be amortized to interest expense using the straight-line method over the term of the Credit Agreement.
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
The Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.25 to 1.00 and if the Company engages in a share repurchase program, the net leverage ratio may not exceed 2.00 to 1.00. As disclosed in Note 6, on May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of Common Stock. As of March 31, 2025, the Company’s net leverage ratio was 1.42 to 1.00 and as such the Company was in compliance with the net leverage ratio covenant of the Credit Agreement. There are no outstanding borrowings under the Credit Agreement as of March 31, 2025.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear no interest. As of March 31, 2025, $2.5 million was outstanding under these agreements and $0.3 million and $2.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2024, $2.7 million was outstanding under these agreements and approximately $0.3 million and $2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.

9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Third Party Claims Against the Company’s Customers
The Company receives indemnification demands from end-user customers who received third party patentee offers to license patents and allegations of patent infringement. Some of the offers and allegations have resulted in ongoing litigation. The Company is not a party to any such litigation. From time to time, license offers to and infringement allegations against the Company’s end-customers are made by non-practicing entities (“NPEs”)—often called “patent trolls”—and not the Company’s competitors. These NPEs may seek to extract settlements from our end-customers, resulting in new or renewed indemnification demands to the Company. At this time, the Company does not believe it is obligated to indemnify any customers or end-customers resulting from license offers or patent infringement allegations by any such NPEs. However, the Company could incur substantial costs if it is determined that it is required to indemnify any customers or end-customers in connection with these offers or allegations. Given the potential for impact to other customers and the industry, the Company is actively monitoring the offers, allegations and any resulting litigation.
Since 2018, United Services Automobile Association (“USAA”) has filed suit against various parties alleging patent infringement concerning USAA-owned patents related to mobile check deposits. While these lawsuits do not name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe certain patents held by USAA (collectively, the “Subject Patents”), which USAA sought to dismiss. Following various appeals and transfers, the Company timely filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed, and oral argument was held on February 3, 2025. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
On January 28, 2025, USAA filed a patent infringement lawsuit against Regions Financial Corporation and Regions Bank (“Regions”) in the U.S. District Court for the Eastern District of Texas. The Company was not named as a defendant or mentioned in connection with any alleged infringement in the complaint. On March 13, 2025, Digital First Holdings d/b/a Candescent, the successor-in-interest of NCR’s digital banking business, sent the Company an indemnification demand relating to the lawsuit. The Company does not believe at this time that it is required to indemnify Candescent or Regions and has notified them of its position.
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
In March 2025, Steggall filed a motion for summary judgment, which was set to be heard on June 6, 2025, but the parties have agreed to continue the hearing until September 2025. Trial has been continued to January 2026.
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

10. LEASES
Leases
The Company leases office and research and development facility space under non-cancelable operating leases for various terms through 2031. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of March 31, 2025, the weighted-average remaining lease term for the Company’s operating leases was 4.6 years and the weighted-average discount rate was 8.0%.
As of March 31, 2025, the Company had operating right-of-use (“ROU”) assets of $2.5 million. As of March 31, 2025, total operating lease liabilities of $2.9 million were comprised of current lease liabilities of $0.7 million and non-current lease liabilities of $2.2 million. As of September 30, 2024, the Company had operating ROU assets of $4.7 million. As of September 30, 2024, total operating lease liabilities of $5.0 million were comprised of current lease liabilities of $0.8 million and non-current lease liabilities of $4.2 million.
The Company recognized $0.2 million and $0.4 million of operating lease costs in the three months ended March 31, 2025 and 2024, respectively. The Company recognized $0.4 million and $0.9 million of operating lease costs in the six months ended March 31, 2025 and 2024, respectively. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of operations and comprehensive income (loss).
The Company paid $0.3 million in operating cash flows for operating leases in the six months ended March 31, 2025.
Maturities of operating lease liabilities as of March 31, 2025 were as follows (amounts in thousands):

Operating leases
2025	$473
2026	814
2027	767
2028	473
2029	314
2030 and thereafter	610
Total lease payments	3,451
Less: amount representing interest	(579)
Present value of future lease payments	$2,872

11. SUBSEQUENT EVENTS
Inducement Equity Grants
On April 25, 2025, the Company announced that Garrett Gafke was appointed as the Company’s Chief Operating Officer. As a material inducement to Mr. Gafke’s employment he was awarded grants outside of the A&R 2020 Plan with a grant date fair value of $4.0 million. The composition of these awards is heavily weighted towards performance vesting with $3.0 million of the at-target value in the form of Performance RSUs and the remaining $1.0 million in the form of RSUs. The awards consist of (i) 360,576 Performance RSUs that vest, if at all, upon the achievement of target-level stock price performance goals of the Company compared to the Russell 2000 (with an additional 360,576 Performance RSUs eligible to vest upon the achievement of above-target level performance), and (ii) 120,192 RSUs that vest in four equal annual installments from the start date. In each case, vesting of the Performance RSUs and RSUs is subject to Mr. Gafke’s continuous employment through the applicable vesting date or earlier vesting due to a change of control and certain termination events.
Amended Credit Agreement
On May 7, 2025, the Company, together with its subsidiaries, A2iA Corp. and ID R&D, Inc., entered into the First Amendment to Loan and Security Agreement (the “Amendment”), amending the Credit Agreement, and as amended by the Amendment (the “Amended Credit Agreement”), by and among the Company and the Bank.
The Amendment provides for, among other things, (i) the establishment of a delayed draw term loan (the “Term Loan”) in an aggregate principal amount of up to $75.0 million that may be drawn prior to February 28, 2026 for the sole purpose of paying amounts outstanding under the 2026 Notes due February 1, 2026 and customary fees and expenses in connection therewith, (ii) a reduction in the aggregate principal amount available under the existing revolving line of credit (the “Revolving Line”) to $25.0 million, (iii) an adjustment of the financial covenants set forth in the Amended Credit Agreement, (iv) an extension of the maturity date of the Revolving Line to May 1, 2030, and (v) an adjustment to the interest rate margins applicable to advances. The Term Loan and the Revolving Line both mature on May 1, 2030. Commencing on April 1, 2026, the Borrower must make amortization payments on any advances under the Term Loan at the percentages set forth in the Amendment.
Borrowings under the Amended Credit Agreement generally bear interest at a variable rate equal to (a) term SOFR plus a specified margin or (b) WSJ prime plus a specified margin, in each case which will be adjusted based on the Company’s net leverage ratio at the time of borrowing. Borrower must also pay the Bank (i) a commitment fee of $0.1 million and (ii) an “Unused Revolving Line Facility Fee” of 0.25% per annum of the average unused portion of the Revolving Line.
The Amended Credit Agreement contains representations, warranties, and negative and affirmative covenants customary for transactions of this type. These include covenants limiting the ability of Borrower, and any of their subsidiaries, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any merger or consolidation with, or acquire all or substantially all of the equity or property of, another person, (iv) dispose of any of their business or property, (v) make or permit any payment on subordinated debt, or (vi) pay any dividend, make any other distribution, or redeem any equity.
The Amended Credit Agreement contains customary events of default and also provides that an event of default includes any default resulting in a right by third parties to accelerate maturity of indebtedness in excess of $0.5 million. If any event of default occurs and is not cured within applicable grace periods set forth in the Amended Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated. In addition, Borrower may be required to deposit cash with the Bank in an amount equal to 105% of any undrawn letters of credit denominated in U.S. Dollars or 115% of any undrawn letters of credit denominated in a foreign currency.

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
Overview
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a pioneer in mobile image capture and a global provider of solutions in the fraud prevention, digital identity verification, and cybersecurity markets. Our products address the increasing sophistication of fraud in areas such as new account openings, digital account access, and payments. Utilizing artificial intelligence, computer vision, and proprietary biometrics, our enterprise-grade verification tools protect organizations from escalating check fraud, ongoing account opening fraud, and new cyber threats such as deepfakes and voice clones.
Mitek’s Mobile Check Deposit product is trusted by consumers for its convenience and accuracy verifying checks for deposit, facilitating approximately 1.2 billion transactions annually. This solution powers secure, fast, and convenient deposit services for many organizations, enhancing consumer experience.
We serve over 7,900 financial services organizations, financial technology (“fintech”) brands, telecommunications companies, and marketplace brands globally. Our verification and fraud detection technology is embedded directly within mobile and web applications, providing seamless verification at every touchpoint in the customer lifecycle. By equipping banks, marketplaces, and fintech platforms with these tools, we help reduce the costs associated with fraud, impersonation, Know Your Customer (“KYC”) and anti-money laundering (“AML”) compliance. Additionally, our solutions improve the customer experience, help to ensure regulatory compliance, and lower operational costs.
Second Quarter Fiscal 2025 Highlights
•Revenue for the three months ended March 31, 2025 was $51.9 million, an increase of 11% compared to revenue of $47.0 million in the three months ended March 31, 2024.
•Net income was $9.2 million, or $0.20 per diluted share, during the three months ended March 31, 2025, compared to net income of $0.3 million, or $0.01 per diluted share, during the three months ended March 31, 2024.
•Cash provided by operating activities was $14.3 million for the six months ended March 31, 2025, compared to cash used in operating activities of $2.4 million for the six months ended March 31, 2024.
•We added new patents to our portfolio during the three months ended March 31, 2025, bringing our total number of issued patents to 105 as of March 31, 2025. In addition, we had 20 patent applications outstanding as of March 31, 2025.

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
Factors adversely affecting the pricing of, or demand for, our digital solutions, such as competition from other products or technologies, any decline in the demand for digital transactions, the imposition of tariffs and other trade disputes, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because substantially all of our revenues are from a few types of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2025 and 2024 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2025	2024	2025	2024	$	%
Revenue
Software and hardware	$26,700	$24,889	51%	53%	$1,811	7%
Services and other	25,229	22,079	49%	47%	3,150	14%
Total revenue	$51,929	$46,968	100%	100%	$4,961	11%
Cost of revenue	6,531	6,215	13%	13%	316	5%
Selling and marketing	10,540	11,021	20%	23%	(481)	(4)%
Research and development	9,766	9,713	19%	21%	53	1%
General and administrative	10,098	14,943	19%	32%	(4,845)	(32)%
Amortization and acquisition-related costs	3,600	3,848	7%	8%	(248)	(6)%
Restructuring costs	29	530	—%	1%	(501)	(95)%
Interest expense	2,407	2,303	5%	5%	104	5%
Other income, net	1,110	1,190	2%	3%	(80)	(7)%
Income tax benefit (provision)	(916)	697	2%	1%	(1,613)	nm
Net income	$9,152	$282	18%	1%	$8,870	nm
nm - not meaningful
Revenue
Total revenue increased $5.0 million, or 11%, to $51.9 million in the three months ended March 31, 2025 compared to $47.0 million in the three months ended March 31, 2024. Software and hardware revenue increased $1.8 million, or 7%, to $26.7 million in the three months ended March 31, 2025 compared to $24.9 million in the three months ended March 31, 2024. This increase is primarily due to an increase in sales of our Mobile Deposit® software products partially offset by a decrease in sales of our CheckReader™ products in the three months ended March 31, 2025 compared to the same period in 2024. Services and other revenue increased $3.2 million, or 14%, to $25.2 million in the three months ended March 31, 2025 compared to $22.1 million in the three months ended March 31, 2024. This increase is primarily due to higher revenue from our MiVIP, Mobile Deposit®, and Check Fraud Defender products in the three months ended March 31, 2025 compared to the same period in 2024.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.3 million, or 5%, to $6.5 million in the three months ended March 31, 2025 compared to $6.2 million in the three months ended March 31, 2024. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue during the three months ended March 31, 2025 compared to the same period in 2024.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses decreased $0.5 million, or 4%, to $10.5 million in the three months ended March 31, 2025 compared to $11.0 million in the three months ended March 31, 2024. The decrease in selling and marketing expense is primarily due to lower personnel-related and other costs, partially offset by higher product promotion costs in the three months ended March 31, 2025 compared to the same period in 2024.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.1 million, or 1%, to $9.8 million in the three months ended March 31, 2025 compared to $9.7 million in the three months ended March 31, 2024. The increase in research and development expenses in the three months ended March 31, 2025 compared to the same period in 2024 was immaterial.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $4.8 million, or 32%, to $10.1 million in the three months ended March 31, 2025 compared to $14.9 million in the three months ended March 31, 2024. The decrease in general and administrative expenses is primarily due to lower audit, accounting and tax fees, lower third-party and professional fees, lower legal fees and other costs, partially offset by higher personnel-related costs during the three months ended March 31, 2025 compared to the same period in 2024.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $0.2 million, or 6%, to $3.6 million in the three months ended March 31, 2025 compared to $3.8 million in the three months ended March 31, 2024. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that were fully amortized prior to the three months ended March 31, 2025 compared to the same period in 2024.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were immaterial in the three months ended March 31, 2025. Restructuring costs were $0.5 million in the three months ended March 31, 2024 and related to expenses incurred to relocate employees.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.4 million for the three months ended March 31, 2025 and consisted of $2.1 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. Interest expense was $2.3 million for the three months ended March 31, 2024 and consisted of $2.0 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net decreased $0.1 million, or 7%, to $1.1 million net income in the three months ended March 31, 2025 compared to $1.2 million net income in the three months ended March 31, 2024. The decrease was primarily due to lower interest income net of amortization and other income, partially offset by higher foreign currency exchange transactional gains, in the three months ended March 31, 2025 as compared to the same period in 2024.
Income Tax Benefit (Provision)
For the three months ended March 31, 2025, we recorded an income tax provision of $0.9 million which yielded an effective tax rate of 9%. For the three months ended March 31, 2024, we recorded an income tax benefit of $0.7 million which yielded an effective tax rate of 168%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended March 31, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, release of valuation allowances relating to one of the Company's operations in a foreign jurisdiction, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended March 31, 2024 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on its tax provision.

Comparison of the Six Months Ended March 31, 2025 and 2024
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2025 and 2024 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2025	2024	2025	2024	$	%
Revenue
Software and hardware	$38,685	$40,869	43%	49%	$(2,184)	(5)%
Services and other	50,498	43,016	57%	51%	7,482	17%
Total revenue	$89,183	$83,885	100%	100%	$5,298	6%
Cost of revenue	12,475	11,749	14%	14%	726	6%
Selling and marketing	20,235	20,877	23%	25%	(642)	(3)%
Research and development	18,089	18,587	20%	22%	(498)	(3)%
General and administrative	21,999	30,481	25%	36%	(8,482)	(28)%
Amortization and acquisition-related costs	7,257	7,831	8%	9%	(574)	(7)%
Restructuring costs	837	578	1%	1%	259	45%
Interest expense	4,805	4,566	5%	5%	239	5%
Other income, net	1,673	2,832	2%	3%	(1,159)	(41)%
Income tax benefit (provision)	(619)	2,441	1%	3%	(3,060)	(125)%
Net income (loss)	$4,540	$(5,511)	5%	7%	$10,051	182%
Revenue
Total revenue increased $5.3 million, or 6%, to $89.2 million in the six months ended March 31, 2025 compared to $83.9 million in the six months ended March 31, 2024. Software and hardware revenue decreased $2.2 million, or 5%, to $38.7 million in the six months ended March 31, 2025 compared to $40.9 million in the six months ended March 31, 2024. This decrease is primarily due to decreases in sales of our Mobile Deposit® and ID R&D biometrics software products, partially offset by an increase in sales of our CheckReader™ software product in the six months ended March 31, 2025 compared to the same period in 2024. Services and other revenue increased $7.5 million, or 17%, to $50.5 million in the six months ended March 31, 2025 compared to $43.0 million in the six months ended March 31, 2024 primarily due to strong growth in revenue from our MiVIP, Mobile Deposit®, Check Fraud Defender, and CheckReader™ products compared to the same period in 2024.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.7 million, or 6%, to $12.5 million in the six months ended March 31, 2025 compared to $11.7 million in the six months ended March 31, 2024. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue during the six months ended March 31, 2025 compared to the same period in 2024.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses decreased $0.6 million, or 3%, to $20.2 million in the six months ended March 31, 2025 compared to $20.9 million in the six months ended March 31, 2024. The decrease in selling and marketing expense is primarily due to lower personnel-related costs and other costs, partially offset by higher product promotion costs in the six months ended March 31, 2025 compared to the same period in 2024.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $0.5 million, or 3%, to $18.1 million in the six months ended March 31, 2025 compared to $18.6 million in the six months ended March 31, 2024. The decrease in research and development expenses is primarily due to lower personnel-related costs, partially offset by higher third-party contractor expenses, in the six months ended March 31, 2025 compared to the same period in 2024.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $8.5 million, or 28%, to $22.0 million in the six months ended March 31, 2025 compared to $30.5 million in the six months ended March 31, 2024. The decrease was primarily due to lower audit, accounting and tax fees, lower third-party and professional fees, lower legal and other costs, partially offset by higher personnel-related costs during the six months ended March 31, 2025 compared to the same period in 2024.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $0.6 million, or 7%, to $7.3 million in the six months ended March 31, 2025 compared to $7.8 million in the six months ended March 31, 2024. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized during the six months ended March 31, 2025 compared to the same period in 2024.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.8 million in the six months ended March 31, 2025 related to a restructuring that occurred in the first quarter of fiscal 2025. Restructuring costs were $0.6 million in the six months ended March 31, 2024 and related to expenses incurred to relocate employees.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on the 2026 Notes. Interest expense was $4.8 million for six months ended March 31, 2025 and consisted of $4.2 million of amortization of debt discount and issuance costs and $0.6 million of interest incurred. Interest expense was $4.6 million for six months ended March 31, 2024 and consisted of $4.0 million of amortization of debt discount and issuance costs and $0.6 million of interest incurred. As we amortize the debt discount and issuance costs using the effective interest method, amortization expense increases over the term of the agreement.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income (expense), net decreased $1.2 million, or 41%, to $1.7 million net income in the six months ended March 31, 2025 compared to $2.8 million net income in the six months ended March 31, 2024. The decrease was primarily due to higher foreign currency transactional losses and a decrease in interest income net of amortization as compared to the same period in 2024.
Income Tax Benefit (Provision)
For the six months ended March 31, 2025, we recorded an income tax provision of $0.6 million which yielded an effective tax rate of 12%. For the six months ended March 31, 2024, we recorded an income tax benefit of $2.4 million which yielded an effective tax rate of 31%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, release of valuation allowances relating to one of the Company's operations in a foreign jurisdiction, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2024 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on its tax provision.

Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes (as defined below). On March 31, 2025, we had $152.4 million in cash and cash equivalents and investments compared to $141.8 million on September 30, 2024, an increase of $10.6 million, or 7%. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Six Months Ended March 31,
	2025	2024
Cash provided by (used in) operating activities	$14,308	$(2,399)
Cash provided by investing activities	460	27,384
Cash used in financing activities	(3,093)	(3,015)
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during the six months ended March 31, 2025 was $14.3 million and resulted primarily from net non-cash charges of $15.8 million and net income of $4.5 million, partially offset by unfavorable changes in operating assets and liabilities of $6.0 million. Net cash used in operating activities during the six months ended March 31, 2024 was $2.4 million and resulted primarily from a net loss of $5.5 million and by unfavorable changes in operating assets and liabilities of $15.4 million, partially offset by non-cash charges of $18.5 million. The increase in cash provided by operating activities of $16.7 million during the six months ended March 31, 2025 compared to six months ended March 31, 2024 was primarily due to net income and a related increase in income taxes payable and a decrease in accounts receivable in the six months ended March 31, 2025.
Cash Flows from Investing Activities
Net cash provided by investing activities was $0.5 million during the six months ended March 31, 2025, which consisted primarily of net maturities of investments of $1.0 million, partially offset by capital expenditures of $0.5 million. Net cash provided by investing activities was $27.4 million during the six months ended March 31, 2024, which consisted primarily of net sales and maturities of investments of $28.1 million partially offset by capital expenditures of $0.7 million. The decrease in cash provided by investing activities of $26.9 million during the six months ended March 31, 2025 compared to six months ended March 31, 2024 was primarily due to a decrease in net maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $3.1 million during the six months ended March 31, 2025, primarily due to repurchases and retirements of Common Stock of $3.3 million and principal payments on other borrowings of $0.1 million, partially offset by $0.3 million of net proceeds from the issuance of Common Stock under our equity plans. Net cash used in financing activities was $3.0 million during the six months ended March 31, 2024, primarily due to the payment of $4.6 million of acquisition-related contingent consideration, partially offset by $0.9 million of net proceeds from the issuance of equity plan Common Stock and $1.0 million of proceeds from other borrowings. The increase in cash used in financing activities was immaterial during the six months ended March 31, 2025 compared to the six months ended March 31, 2024.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (“2023 Annual Report”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 (the “Q1

Form 10-Q”) with the SEC. The Company filed its 2023 Annual Report with the SEC on March 19, 2024 and its Q1 Form 10-Q with the SEC on April 15, 2024. As of March 31, 2025, the Company was in compliance with the covenants in the Indenture.
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
As of May 8, 2025, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 8. “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
Revolving Credit Line
On February 13, 2024, the Company, together with its subsidiaries A2iA Corp. and ID R&D, Inc., entered into a Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”) that provides for a revolving line of credit whereby the Company may borrow up to $35.0 million (the “Revolving Line”) with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Revolving Line is secured on a first priority basis by the Company’s assets. In connection with the Credit Agreement, the Company incurred issuance costs of $0.3 million which will be amortized to interest expense using the straight-line method over the term of the Credit Agreement.
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
The Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.25 to 1.00 and if the Company engages in a share repurchase program, the net leverage ratio may not exceed 2.00 to 1.00. As disclosed in Note 6, on May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of Common Stock. As of March 31, 2025 the Company’s net leverage ratio was 1.42 to 1.00 and as such the Company was in compliance with the net leverage ratio covenant of the Credit Agreement. There are no outstanding borrowings under the Credit Agreement as of March 31, 2025.
Amended Credit Agreement
On May 7, 2025, the Company, together with its subsidiaries, A2iA Corp. and ID R&D, Inc., entered into the First Amendment to Loan and Security Agreement (the “Amendment”), amending the Credit Agreement, and as amended by the Amendment (the “Amended Credit Agreement”), by and among the Company and the Bank.
The Amendment provides for, among other things, (i) the establishment of a delayed draw term loan (the “Term Loan”) in an aggregate principal amount of up to $75.0 million that may be drawn prior to February 28, 2026 for the sole purpose of paying amounts outstanding under the 2026 Notes due February 1, 2026 and customary fees and expenses in connection therewith, (ii) a reduction in the aggregate principal amount available under the existing revolving line of credit (the “Revolving Line”) to $25.0 million, (iii) an adjustment of the financial covenants set forth in the Amended Credit Agreement, (iv) an extension of the maturity date of the Revolving Line to May 1, 2030, and (v) an adjustment to the interest rate margins applicable to advances. The Term Loan and the Revolving Line both mature on May 1, 2030. Commencing on April 1, 2026, the Borrower must make amortization payments on any advances under the Term Loan at the percentages set forth in the Amendment.
Borrowings under the Amended Credit Agreement generally bear interest at a variable rate equal to (a) term SOFR plus a specified margin or (b) WSJ prime plus a specified margin, in each case which will be adjusted based on the Company’s net leverage ratio at the time of borrowing. Borrower must also pay the Bank (i) a commitment fee of $0.1 million and (ii) an “Unused Revolving Line Facility Fee” of 0.25% per annum of the average unused portion of the Revolving Line.
The Amended Credit Agreement contains representations, warranties, and negative and affirmative covenants customary for transactions of this type. These include covenants limiting the ability of Borrower, and any of their subsidiaries, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any merger or consolidation with, or acquire all or substantially all of the equity or property of, another person, (iv) dispose of any of their business or property, (v) make or permit any payment on subordinated debt, or (vi) pay any dividend, make any other distribution, or redeem any equity.
The Amended Credit Agreement contains customary events of default and also provides that an event of default includes any default resulting in a right by third parties to accelerate maturity of indebtedness in excess of $0.5 million. If any event of default occurs and is not cured within applicable grace periods set forth in the Amended Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated. In addition, Borrower may be required to deposit cash with the Bank in an amount equal to 105% of any undrawn letters of credit denominated in U.S. Dollars or 115% of any undrawn letters of credit denominated in a foreign currency.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear no interest. As of March 31, 2025, $2.5 million was outstanding under these agreements and $0.3 million and $2.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2024, $2.7 million was outstanding under these agreements and approximately $0.3 million and

$2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
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
The Company made no purchases during the three months ended March 31, 2025. The change in accumulated deficit during the three months ended March 31, 2025 is due to a change in the estimate associated with excise tax accruals related to share repurchases made during fiscal 2025. The Company made purchases of $3.3 million, or 363,378 shares, during the six months ended March 31, 2025 at an average price of $8.99 per share and subsequently retired the shares.
Other Liquidity Matters
At March 31, 2025, we had investments of $47.7 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At March 31, 2025, we had $31.5 million of our available-for-sale securities classified as current and $16.2 million of our available-for-sale securities classified as long-term. At September 30, 2024, we had $36.9 million of our available-for-sale securities classified as current and $11.4 million of our available-for-sale securities classified as long-term.
We had working capital of $8.4 million at March 31, 2025 compared to $142.9 million at September 30, 2024. The decrease in working capital is the result of reclassifying the 2026 Notes of $147.8 million to current liabilities at March 31, 2025 as the 2026 Notes mature on Feb 1, 2026. Our material cash requirements include repayment of the 2026 Notes as well as those related to leases as described in Note 10. “Leases” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan we believe the current cash and cash equivalents, cash received from proceeds under the Amended Credit Agreement, and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed for the foreseeable future.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2024 Annual Report. Except as described below, there has been no material change in this information as of March 31, 2025.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2025, our marketable securities had remaining maturities between approximately one and 22 months and a fair market value of $47.7 million, representing 11% of our total assets.
The fair value of our cash equivalents and debt securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our investment portfolio’s exposure to changes in market interest rates. A hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents and debt securities due to the relatively short maturities of these investments. While changes in market interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our results of operations unless the investment is sold prior to maturity or if the reduction in fair value was determined to be an other-than-temporary impairment.
Foreign Currency Risk
We have operations in the United Kingdom, France, the Netherlands, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro and the functional currency of our United Kingdom operations is the British pound sterling. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the condensed consolidated statements of operations and comprehensive income (loss).
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the six months ended March 31, 2025 or 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as March 31, 2025 due to the previously reported material weaknesses at September 30, 2024, that continued to exist.

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
Remediation Plan, and ongoing Remediation Efforts for Existing Material Weaknesses in Internal Control over Financial Reporting
With respect to the material weaknesses mentioned above, we have designed and continue to implement a plan to address these material weaknesses in internal control over financial reporting. We have devoted and intend to continue to devote significant time and resources to enhance the design and implementation of our existing controls and procedures and to create new complementary and compensating controls as needed.
The material weaknesses remediated as of September 30, 2024 are, in some respects, prerequisites to the steps required to fully remediate the remaining material weaknesses. Ensuring we have a robust and comprehensive risk assessment process, as well as ensuring effective information technology general controls are critical to ensuring we can fully remediate the remaining material weaknesses.
We have enhanced the execution of financial statement close controls as follows:
•Implemented standard templates and processes to ensure consistency across all legal entities;
•Deployed a close management tool in fiscal year 2025 to ensure completeness and accuracy of all reconciliations and procedures; and
•Conducted training sessions with control owners to emphasize the necessary steps to achieve compliance with the Sarbanes-Oxley Act of 2002 and to reinforce a strong tone at the top and control owner accountability.
With respect to segregation of duties controls, completeness and accuracy of information controls and management review controls, we have further enhanced the execution of these controls as follows:
•Designed, implemented and tested new user roles to mitigate systemic system issues; and
•Documented completeness and accuracy of all inputs, and information produced by the entity.
With respect to revenue recognition controls, we are further enhancing revenue recognition controls as follows:
•Created cross functional working groups to help ensure all key contract terms are identified and accurately input into our information systems;
•Identifying and implementing systems for order-to-cash management and billing to eliminate reliance on manual processes and spreadsheets; and
•Designed and implemented a new monthly process to verify completeness of revenue recognized each quarter.
The Company is committed to remediating the material weaknesses and continues to make progress, each quarter, to that effort. The actions the Company has taken are subject to ongoing senior management review, as well as oversight from the Company’s Audit

Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended March 31, 2025. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
The Company has implemented processes and procedures to remediate the material weaknesses noted above. Except as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed, we restated our financial results for certain periods on October 27, 2022, and May 8, 2023. Following those restatements, the Securities and Exchange Commission (the “SEC”) opened an inquiry into our accounting practices and thereafter opened a formal investigation. On March 8, 2025, the SEC Enforcement Staff provided notice to the Company, through the Company's external counsel, that the SEC Enforcement Staff had concluded their investigation and, based on the information available to them as of the date of their letter, the SEC Enforcement Staff do not intend to recommend an enforcement action by the SEC against the Company. The information in Note 9 of the notes to the condensed consolidated financial statements included Part I, Item I of this Form 10-Q is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2025, that were not previously disclosed in a Current Report on Form 8-K.
The following table is a summary of the Company’s purchases of its common stock during the quarter ended March 31, 2025:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2025 — January 31, 2025	—	$—	—	$22,752,694
February 1, 2025 — February 28, 2025	—	$—	—	$22,752,694
March 1, 2025 — March 31, 2025	—	$—	—	$22,752,694
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
In accordance with the disclosure requirement set forth in Item 408 of Regulation S-K, the following table discloses any executive officer or director who is subject to the filing requirements of Section 16 of the Exchange Act that adopted a Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption Date	Aggregate Number of Securities to be Sold	Expiration Date(1)
Michael Diamond, Senior Vice President, General Manager — Digital Banking	March 15, 2025	19,381	December 31, 2025

(1) Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

Other than as disclosed above, no other executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Third Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(4)

10.1#	Mitek Systems, Inc. 2025 Annual Incentive Plan.	(5)

10.2#	Executive Employment Agreement, dated April 25, 2025, by and between Mitek Systems, Inc. and Garrett Gafke.	(6)

10.3#	Inducement Performance Restricted Stock Unit Award Agreement, dated as of April 25, 2025, by and between Garrett Gafke and Mitek Systems, Inc.	(6)

10.4#	Inducement Restricted Stock Unit Award Agreement, dated as of April 25, 2025, by and between Garrett Gafke and Mitek Systems, Inc.	(6)

10.5	First Amendment to Loan and Security Agreement, dated as of May 7, 2025, by and among Mitek Systems, Inc., A2iA Corp., ID R&D, Inc., and Silicon Valley Bank, a division of First Citizens Bank & Trust Company.	(7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2025.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2025.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2025	MITEK SYSTEMS, INC.

	By:	/s/ Edward West
Edward West
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Lyle
David Lyle
Chief Financial Officer (Principal Financial and Accounting Officer)