Form 10-Q
period 2025-06-30
MITEK SYSTEMS INC
filed 2025-08-07
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 45,647,049 shares of the registrant’s common stock outstanding as of July 31, 2025.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2025

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2025 (Unaudited)	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$127,124	$93,456
Short-term investments	39,947	36,884
Accounts receivable, net	40,207	31,682
Contract assets, current portion	12,180	15,818
Prepaid expenses	3,666	4,514
Other current assets	2,737	2,697
Total current assets	225,861	185,051
Long-term investments	8,304	11,410
Property and equipment, net	2,263	2,564
Right-of-use assets	2,331	4,662
Intangible assets, net	43,808	54,137
Goodwill	134,683	131,574
Deferred income tax assets	26,261	19,145
Contract assets, non-current portion	1,403	3,620
Other non-current assets	1,801	1,590
Total assets	$446,715	$413,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,554	$7,236
Accrued payroll and related taxes	13,687	10,324
Accrued liabilities	426	424
Deferred revenue, current portion	25,925	21,231
Lease liabilities, current portion	660	805
Convertible senior notes	150,004	—
Other current liabilities(1)	4,548	2,127
Total current liabilities	198,804	42,147
Convertible senior notes	—	143,601
Deferred revenue, non-current portion	843	753
Lease liabilities, non-current portion	2,063	4,230
Deferred income tax liabilities	2,890	3,889
Other non-current liabilities	4,523	4,332
Total liabilities	209,123	198,952

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 45,621,504 and 44,998,939 issued and outstanding, as of June 30, 2025 and September 30, 2024, respectively	46	45
Additional paid-in capital	261,796	247,326
Accumulated other comprehensive income (loss)	2,340	(2,302)
Accumulated deficit	(26,590)	(30,268)
Total stockholders’ equity	237,592	214,801
Total liabilities and stockholders’ equity	$446,715	$413,753
(1) September 30, 2024 condensed consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Revenue
Software and hardware	$19,507	$22,662	$58,192	$63,531
Services and other	26,222	22,314	76,720	65,330
Total revenue	45,729	44,976	134,912	128,861
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	53	54	136	123
Cost of revenue—services and other (exclusive of depreciation & amortization)	6,969	6,428	19,361	18,108
Selling and marketing	11,127	10,354	31,362	31,231
Research and development	8,960	9,982	27,049	28,569
General and administrative	11,251	12,604	33,250	43,085
Amortization and acquisition-related costs	3,560	3,750	10,817	11,581
Restructuring costs	—	1,070	837	1,648
Total operating costs and expenses	41,920	44,242	122,812	134,345
Operating income (loss)	3,809	734	12,100	(5,484)
Interest expense	2,469	2,329	7,274	6,895
Other income (expense), net	1,805	1,436	3,478	4,268
Income (loss) before income taxes	3,145	(159)	8,304	(8,111)
Income tax benefit (provision)	(749)	375	(1,368)	2,816
Net income (loss)	$2,396	$216	$6,936	$(5,295)
Net income (loss) per share—basic	$0.05	$0.00	$0.15	$(0.11)
Net income (loss) per share—diluted	$0.05	$0.00	$0.15	$(0.11)
Shares used in calculating net income (loss) per share—basic	45,894	47,017	45,632	46,764
Shares used in calculating net income (loss) per share—diluted	46,848	48,307	46,790	47,792
Comprehensive income (loss)
Net income (loss)	$2,396	$216	$6,936	$(5,295)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	10,300	(307)	4,734	4,270
Unrealized gain (loss) on investments, net of tax benefit/(expense) of $3, $(5), $29 and $(37)	(8)	32	(92)	93
Other comprehensive income (loss), net of tax	10,292	(275)	4,642	4,363
Comprehensive income (loss)	$12,688	$(59)	$11,578	$(932)

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	45,531	$46	$257,106	$(7,952)	$(28,986)	$220,214
Exercise of stock options	1	—	268	—	—	268
Settlement of restricted stock units	90	—	—	—	—	—
Stock-based compensation expense	—	—	4,422	—	—	4,422
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	2,396	2,396
Currency translation adjustment	—	—	—	10,300	—	10,300
Change in unrealized gain (loss) on investments	—	—	—	(8)	—	(8)
Balance, June 30, 2025	45,622	$46	$261,796	$2,340	$(26,590)	$237,592

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	46,791	$47	$240,521	$(9,599)	$(14,823)	$216,146
Exercise of stock options	2	—	4	—	—	4
Settlement of restricted stock units	176	—	—	—	—	—
Stock-based compensation expense	—	—	3,585	—	—	3,585
Repurchases and retirement of common stock	(820)	(1)	—	—	(10,039)	(10,040)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	216	216
Currency translation adjustment	—	—	—	(307)	—	(307)
Change in unrealized gain (loss) on investments	—	—	—	32	—	32
Balance, June 30, 2024	46,149	$46	$244,110	$(9,874)	$(24,646)	$209,636

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2024	44,999	$45	$247,326	$(2,302)	$(30,268)	$214,801
Exercise of stock options	117	—	529	—	—	529
Settlement of restricted stock units	781	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	95	—	704	—	—	704
Stock-based compensation expense	—	—	13,239	—	—	13,239
Repurchases and retirement of common stock	(370)	(1)	—	—	(3,258)	(3,259)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	6,936	6,936
Currency translation adjustment	—	—	—	4,734	—	4,734
Change in unrealized gain (loss) on investments	—	—	—	(92)	—	(92)
Balance, June 30, 2025	45,622	$46	$261,796	$2,340	$(26,590)	$237,592

	Nine Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2023	45,591	$46	$228,691	$(14,237)	$(9,312)	$205,188
Exercise of stock options	169	—	1,048	—	—	1,048
Settlement of restricted stock units	898	1	(1)	—	—	—
Acquisition-related shares issued	311	—	3,471	—	—	3,471
Stock-based compensation expense	—	—	10,901	—	—	10,901
Repurchases and retirement of common stock	(820)	(1)	—	—	(10,039)	(10,040)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	(5,295)	(5,295)
Currency translation adjustment	—	—	—	4,270	—	4,270
Change in unrealized gain (loss) on investments	—	—	—	93	—	93
Balance, June 30, 2024	46,149	$46	$244,110	$(9,874)	$(24,646)	$209,636

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$6,936	$(5,295)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	13,239	10,901
Loss on extinguishment of revolving credit line	309	—
Amortization of intangible assets	10,817	11,445
Amortization of costs capitalized to obtain revenue contracts	1,394	1,247
Depreciation expense	1,171	1,380
Bad debt expense	520	1,090
Amortization of investment premiums & other	(764)	(1,756)
Accretion and amortization on debt securities	6,403	6,015
Net changes in estimated fair value of acquisition-related contingent consideration	—	136
Deferred taxes	(7,942)	(2,187)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8,852)	(10,363)
Contract assets	5,997	5,527
Other assets	(755)	(8,840)
Accounts payable	(3,691)	(1,358)
Accrued payroll and related taxes	3,947	249
Income taxes payable	1,990	(4,125)
Deferred revenue	4,584	6,568
Restructuring accrual	—	42
Other liabilities	576	(90)
Net cash provided by (used in) operating activities	35,879	10,586
Investing activities:
Purchases of investments	(34,192)	(45,185)
Maturities of investments	34,900	74,172
Purchases of property and equipment, net	(896)	(1,155)
Net cash provided by (used in) investing activities	(188)	27,832
Financing activities:
Payment of debt issuance costs	(224)	(290)
Proceeds from the issuance of equity plan common stock	530	1,048
Repurchases and retirements of common stock	(3,259)	(10,040)
Payment of acquisition-related contingent consideration	—	(4,641)
Proceeds from other borrowings	—	1,175
Principal payments on other borrowings	(142)	(123)
Net cash provided by (used in) financing activities	(3,095)	(12,871)
Foreign currency effect on cash and cash equivalents	1,072	(109)
Net increase in cash and cash equivalents	33,668	25,438
Cash and cash equivalents at beginning of period	93,456	58,913
Cash and cash equivalents at end of period	$127,124	$84,351
Supplemental disclosures of cash flow information:
Cash paid for interest	$582	$685
Cash paid for income taxes	$7,065	$11,942
Supplemental disclosures of non-cash investing and financing activities:
Acquisition-related shares issued	$—	$3,471
Unrealized holding gain (loss) on available for sale investments	$(92)	$93

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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2025 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the three and nine months ended June 30, 2025 and 2024, are unaudited.
These financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”) for complete financial statements. The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading.
These unaudited interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 16, 2024 (the “2024 Annual Report”).
Certain amounts within the prior period’s consolidated balance sheet have been reclassified to conform to the current period presentation. Income tax payables and accrued interest payable were presented separately on the consolidated balance sheet as of September 30, 2024, however, they are included in the other current liabilities line in the consolidated balance sheet as of June 30, 2025.
Results for the three and nine months ended June 30, 2025, are not necessarily indicative of results for any other interim period or for a full fiscal year.
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
Net Income (Loss) Per Share
For the three and nine months ended June 30, 2025 and 2024, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Stock options	352	298	361	523
RSUs	2,458	1,731	2,077	2,315
ESPP common stock equivalents	125	43	40	32
Performance options	759	645	729	800
Performance RSUs	1,545	1,049	1,154	468
Convertible senior notes	7,448	7,448	7,448	7,448
Warrants	7,448	7,448	7,448	7,448
Total potentially dilutive common shares outstanding	20,135	18,662	19,257	19,034
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$2,396	$216	$6,936	$(5,295)
Weighted-average shares outstanding—basic	45,894	47,017	45,632	46,764
Common stock equivalents	954	1,290	1,158	1,028
Weighted-average shares outstanding—diluted	46,848	48,307	46,790	47,792
Net income (loss) per share:
Basic	$0.05	$0.00	$0.15	$(0.11)
Diluted	$0.05	$0.00	$0.15	$(0.11)
Concentrations of Significant Customers and Assets
For the three months ended June 30, 2025, the Company derived revenue of $6.1 million from one customer, with such customer accounting for 13% of the Company’s total revenue. For the three months ended June 30, 2024, the Company derived revenue of $6.7 million from one customer, with such customer accounting for 15% of the Company’s total revenue. For the nine months ended June 30, 2025, the Company derived revenue of $22.6 million from one customer, with such customer accounting for 17% of the Company’s total revenue. For the nine months ended June 30, 2024 the Company derived revenue of $22.6 million from one customer, with such customer accounting for 18% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $5.7 million and $10.8 million at June 30, 2025 and 2024, respectively.
From a geographic perspective, approximately 79% and 78% of the Company’s total long-term assets as of June 30, 2025 and September 30, 2024, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 15% and 19% of the Company’s total long-term assets excluding goodwill and other intangible assets as of June 30, 2025 and September 30, 2024, respectively, are associated with the Company’s international subsidiaries.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the nine months ended June 30, 2025.
Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Company’s 2024 Annual Report. There have been no changes to these accounting policies through June 30, 2025.
Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statement disclosures.
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
No other new accounting pronouncement issued or effective during the nine months ended June 30, 2025 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software and Hardware
Software and hardware revenue is generated from on premise software license sales, as well as sales of on premise appliance products which were phased out in fiscal 2024. Software is typically sold as a time-based license with a term of one to three years. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. Our standard payment terms are generally no more than 60 days. Invoices for software are typically issued when the license is made available for customer use.
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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Major product category
Deposits software and hardware	$17,529	$21,793	$53,326	$58,335
Deposits services and other	8,693	7,493	25,870	21,539
Deposits revenue	26,222	29,286	79,196	79,874
Identity verification software and hardware	1,978	869	4,866	5,196
Identity verification services and other	17,529	14,821	50,850	43,791
Identity verification revenue	19,507	15,690	55,716	48,987
Total revenue	$45,729	$44,976	$134,912	$128,861
Total Revenue by Geographic Location
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the three months ended June 30, 2025. The United States was the only country that accounted for more than 10% of the Company’s revenue in the three months ended June 30, 2024. The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the nine months ended June 30, 2025 and 2024. Revenue for the three and nine months ended June 30, 2025 and 2024 were as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
United States	$35,354	$35,902	$103,430	$102,193
United Kingdom	5,669	*	15,442	12,587
All other countries	4,706	9,074	16,040	14,081
Total revenue	$45,729	$44,976	$134,912	$128,861
*Revenues from the United Kingdom were not greater than 10% of the Company’s total revenue for this period.
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2025	September 30, 2024	June 30, 2024	September 30, 2023
Accounts receivable, net	$40,207	$31,682	$41,609	$32,132
Contract assets, current	12,180	15,818	16,805	18,355
Contract assets, non-current	1,403	3,620	1,793	5,579
Contract liabilities (deferred revenue), current	25,925	21,231	23,746	17,360
Contract liabilities (deferred revenue), non-current	843	753	1,257	957
Contract assets primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $3.6 million and $2.6 million of revenue during the three months ended June 30, 2025, and 2024, respectively, and $19.9 million and $16.3 million of revenue during the nine months ended June 30, 2025 and 2024, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets and were $1.9 million and $0.4 million as of June 30, 2025 and September 30, 2024, respectively. The Company maintained an allowance for credit losses of $2.5 million and $2.1 million as of June 30, 2025 and September 30, 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligation
Remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on stand-alone selling price. Remaining performance obligation is influenced by several factors, including the timing of renewals, the timing of software license deliveries, average contract terms and foreign currency exchange rates. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The majority of the non-current remaining performance obligation is expected to be recognized in the next 13-36 months.
Remaining performance obligation consisted of the following as of June 30, 2025 (amounts in thousands):

June 30, 2025
Current	$60,983
Non-current	19,656
Total	$80,639
Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $3.3 million and $2.7 million as of June 30, 2025 and September 30, 2024, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. These costs are included in selling and marketing expenses in the condensed consolidated statement of operations and comprehensive income (loss) and totaled $0.5 million during each of the three months ended June 30, 2025 and 2024, and $1.4 million and $1.2 million during the nine months ended June 30, 2025 and 2024, respectively. There were no impairment losses recognized during both the nine months ended June 30, 2025 and 2024 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of June 30, 2025 and September 30, 2024 (amounts in thousands):

June 30, 2025:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Government and agency securities, short-term	$1,488	$—	$—	$1,488
Commercial paper, short-term	17,286	—	(12)	17,274
Corporate debt securities, short-term	21,164	29	(8)	21,185
U.S. Government and agency securities, long-term	500	—	(1)	499
Corporate debt securities, long-term	7,780	29	(4)	7,805
Total	$48,218	$58	$(25)	$48,251

September 30, 2024:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,841	$1	$(6)	$3,836
Commercial paper, short-term	15,964	20	—	15,984
Corporate debt securities, short-term	17,008	56	—	17,064
Corporate debt securities, long-term	11,328	84	(2)	11,410
Total	$48,141	$161	$(8)	$48,294
All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2025 and September 30, 2024, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at June 30, 2025 are as follows: $39.9 million within one year and $8.3 million beyond one year to five years. As of September 30, 2024, the contractual maturities of the available-for-sale securities were $36.9 million within one year and $11.4 million beyond one year to five years.

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

The following tables represent the fair value hierarchy of the Company’s investments as of June 30, 2025 and September 30, 2024, respectively (amounts in thousands):

June 30, 2025:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Commercial paper	$17,274	$—	$17,274	$—
U.S. Government and agency securities, short-term	1,488	—	1,488	—
Corporate debt securities	21,185	—	21,185	—
Total short-term investments at fair value	39,947	—	39,947	—
Long-term investments:
U.S. Government and agency securities	499	—	499	—
Corporate debt securities	7,805	—	7,805	—
Total long-term investments at fair value	8,304	—	8,304	—

Total assets at fair value	$48,251	$—	$48,251	$—

September 30, 2024:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,836	$—	$3,836	$—
Commercial paper	15,984	—	15,984	—
Corporate debt securities	17,064	—	17,064	—
Total short-term investments at fair value	36,884	—	36,884	—
Long-term investments:
Corporate debt securities	11,410	—	11,410	—
Total long-term investments at fair value	11,410	—	11,410	—

Total assets at fair value	$48,294	$—	$48,294	$—

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $134.7 million at June 30, 2025, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the nine months ended June 30, 2025 (amounts shown in thousands):

Balance at September 30, 2024	$131,574
Foreign currency effect on goodwill	3,109
Balance at June 30, 2025	$134,683
There was no impairment loss recognized related to goodwill in the nine months ended June 30, 2025 or 2024.
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of June 30, 2025 and September 30, 2024, respectively, are summarized as follows (amounts in thousands, except for years):

June 30, 2025:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$90,695	$50,939	$39,756
Customer relationships	5.0	5,185	3,390	1,795
Trade names	5.0	6,695	4,438	2,257
Covenants not to compete	3.0	622	622	—
Total intangible assets		$103,197	$59,389	$43,808

September 30, 2024:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$88,435	$40,104	$48,331
Customer relationships	5.0	5,000	2,483	2,517
Trade names	5.0	6,470	3,278	3,192
Covenants not to compete	3.0	600	503	97
Total intangible assets		$100,505	$46,368	$54,137
Amortization expense related to acquired intangible assets was $3.6 million and $3.7 million during the three months ended June 30, 2025 and 2024, respectively, and $10.8 million and $11.4 million during the nine months ended June 30, 2025 and 2024, respectively. During the nine months ended June 30, 2025, foreign exchange translation had a favorable impact of $2.7 million on intangible assets. Amortization expense related to acquired intangible assets is recorded within amortization and acquisition-related costs on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairment losses recognized related to intangible assets in the three or nine months ended June 30, 2025 or 2024.
The estimated future amortization expense related to intangible assets is expected to be as follows (amounts in thousands):

Fiscal Period:	Estimated Future Amortization Expense
Remainder of 2025	$3,368
2026	13,448
2027	12,206
2028	10,409
2029	4,377
Total	$43,808

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), performance-based restricted stock unit awards (“Performance RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$181	$194	$504	$447
Selling and marketing	950	818	2,959	2,579
Research and development	1,287	1,344	3,749	3,751
General and administrative	2,004	1,229	6,027	4,124
Stock-based compensation expense	$4,422	$3,585	$13,239	$10,901

As of June 30, 2025, the Company had $37.2 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.4 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 9,608,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of June 30, 2025, (i) 2,715,329 RSUs and 925,643 Performance RSUs were outstanding under the A&R 2020 Plan (as defined below), (ii) 3,298,745 shares of Common Stock were reserved for future grants under the A&R 2020 Plan, and (iii) stock options to purchase an aggregate of 118,589 shares of Common Stock and no RSUs were outstanding under the Prior Plans.
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
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of June 30, 2025, (i) 912,796 shares have been issued to participants pursuant to the ESPP and (ii) 87,204 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). Stock-based compensation expense related to the ESPP was immaterial in each of the three months ended June 30, 2025 and 2024. The Company recognized $0.4 million in stock-based compensation expense related to the ESPP in the nine months ended June 30, 2025 and expense was immaterial in the nine months ended June 30, 2024.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of June 30, 2025, (i) 84,527 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.
Inducement Grants
As of June 30, 2025, (i) 314,988 RSUs, (ii) 1,186,084 Performance RSUs, and (iii) stock options to purchase an aggregate of 217,179 shares of Common Stock were outstanding related to equity granted pursuant to inducement grants.
Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2024	461,710	$8.00	2.7	$1,183
Granted	—	—
Exercised	(116,827)	4.54		543
Canceled	(9,115)	3.82
Outstanding at June 30, 2025	335,768	9.32	2.5	417
Vested and Expected to Vest at June 30, 2025	335,768	9.32	2.5	417
Exercisable at June 30, 2025	335,768	9.32	2.5	417
Stock-based compensation expense related to outstanding stock options was immaterial during each of the three and nine months ended June 30, 2025 and 2024. As of June 30, 2025, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the nine months ended June 30, 2025 or 2024.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2025:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2024	2,453,630	$11.25
Granted	1,597,068	8.91
Settled	(793,133)	11.44
Canceled	(154,125)	11.03
Outstanding at June 30, 2025	3,103,440	10.00
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.6 million and $1.9 million in stock-based compensation expense related to outstanding RSUs during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $8.3 million and $6.8 million in stock-based compensation expense related to outstanding RSUs during the nine months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had $22.1 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the nine months ended June 30, 2025:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2024	699,458	$12.82
Granted	1,563,154	8.60
Settled	—	—
Canceled	(150,885)	14.20
Outstanding at June 30, 2025	2,111,727	9.44

The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the grant date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.7 million and $0.6 million in stock-based compensation expense related to outstanding Performance RSUs during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $4.6 million and $2.9 million in stock-based compensation expense related to outstanding Performance RSUs during the nine months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the Company had $15.1 million of unrecognized compensation expense related to outstanding Performance RSUs expected to be recognized over a weighted-average period of approximately 2.0 years.
On October 1, 2024, the Company announced that Edward H. West was appointed as the Company’s Chief Executive Officer. As a material inducement to Mr. West’s employment, he was granted inducement awards consisting of $6.4 million of Performance RSUs and $1.6 million in RSUs. The awards consist of (i) 562,283 Performance RSUs that vest, if at all, upon the achievement of target-level stock price performance goals of the Company compared to the Russell 2000 (with an additional 185,553 Performance RSUs eligible to vest upon the achievement of above-target level performance), (ii) 173,010 Performance RSUs that vest, if at all, upon the achievement of target-level stock price performance goals of the Company as set forth in the grant agreement (with an additional 57,093 Performance RSUs eligible to vest upon the achievement of above-target level performance) and (iii) 187,427 RSUs that vest in four equal annual installments from the start date.
On April 25, 2025, the Company announced that Garrett Gafke was appointed as the Company’s Chief Operating Officer. As a material inducement to Mr. Gafke’s employment, he was granted inducement awards consisting of $3.0 million of Performance RSUs and $1.0 million in RSUs. The awards consist of (i) 360,576 Performance RSUs that vest, if at all, upon the achievement of target-level stock price performance goals of the Company compared to the Russell 2000 (with an additional 360,576 Performance RSUs eligible to vest upon the achievement of above-target level performance), and (ii) 120,192 Time-Based RSUs that vest in four equal annual installments from the start date.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s then-current Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. In November 2021, the time vesting condition was met and during the fiscal year ended September 30, 2023, the performance conditions were achieved and the performance options vested in full. The contractual term of the Performance Options expires on September 30, 2025. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options during the three and nine months ended June 30, 2025 and recognized $1.0 million of stock-based compensation expense during the three and nine months ended June 30, 2024. As of June 30, 2025, there were 717,363 Performance Options outstanding.
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
The Company made no purchases during the three months ended June 30, 2025. The Company made purchases of $3.3 million, or 369,978 shares, during the nine months ended June 30, 2025 at an average price of $8.99 per share and subsequently retired the shares. The Company made purchases of $10.0 million, or 819,623 shares, during each of the three and nine months ended June 30, 2024 at an average price of $12.25 per share and subsequently retired the shares.

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
For the three and nine months ended June 30, 2025, the Company recorded an income tax provision of $0.7 million and $1.4 million, respectively, which yielded an effective tax rate of 24% and 16% respectively. For the three and nine months ended June 30,

2024, the Company recorded an income tax benefit of $0.4 million and $2.8 million, respectively, which yielded an effective tax rate of 236% and 35%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended June 30, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision. For the nine months ended June 30, 2025 tax expense was also impacted by the release of a valuation allowance related to one of the Company’s operations in a foreign jurisdiction. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended June 30, 2024 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal, state and foreign research and development credits on the tax provision.
On July 4, 2025, President Trump signed into law the One, Big, Beautiful Bill Act (the “Act”). Within the Act, there were significant tax law changes with various effective dates. The tax law changes within the Act include those related to the timing of certain tax deductions including depreciation expense, R&D expenditures and interest expense. The Company will implement the tax law changes in the fourth quarter of fiscal 2025. While the Company is still evaluating the Act and any subsequent guidance, the Company does not anticipate any impact to its overall tax expense; however, the allocation between current and deferred tax expense will be impacted in the future.

8. DEBT
Convertible Senior Notes
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

2026 Notes:	June 30, 2025	September 30, 2024
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(5,246)	(11,649)
Carrying amount	$150,004	$143,601

In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.3 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of June 30, 2025, the Company was in compliance with the covenants in the Indenture.
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
As of June 30, 2025, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company has the option to settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of June 30, 2025, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.
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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Contractual interest expense	$290	$289	$871	$880
Amortization of debt discount and issuance costs	2,179	2,040	6,403	6,015
Total interest expense recognized	$2,469	$2,329	$7,274	$6,895

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $5.2 million as of June 30, 2025, and will be amortized over approximately 0.6 years. The fair value, based on a quoted market price (Level 2), of the 2026 Notes at June 30, 2025 was approximately $151.5 million.
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
As of June 30, 2025, the Notes Hedge is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended June 30, 2025, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of June 30, 2025, the Warrant Transactions had not been exercised and remained outstanding.
Revolving Credit Line
On February 13, 2024, the Company, together with its subsidiaries A2iA Corp. and ID R&D, Inc., entered into a Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”) that provided for a revolving line of credit whereby the Company could borrow up to $35.0 million (the “Revolving Line”) with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Revolving Line was secured on a first priority basis by the Company’s assets.
Amended Credit Agreement - Revolving Credit Line and Term Loan
On May 7, 2025, the Company, together with its subsidiaries, A2iA Corp. and ID R&D, Inc., entered into the First Amendment to Loan and Security Agreement (the “Amendment”), amending the Credit Agreement, and as amended by the Amendment (the “Amended Credit Agreement”), by and among the Company and the Bank.
The Amended Credit Agreement provides for, among other things, (i) the establishment of a delayed draw term loan (the “Term Loan”) in an aggregate principal amount of up to $75.0 million that may be drawn prior to February 28, 2026 for the sole purpose of paying amounts outstanding under the 2026 Notes due February 1, 2026 and customary fees and expenses in connection therewith, (ii) a revolving line of credit (the “Revolving Line”) whereby the Company may borrow up to $25.0 million with an additional $15 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Term Loan and Revolving Line are secured on a first priority basis by the Company’s assets.
In connection with the Amended Credit Agreement, the Company incurred issuance costs of $0.2 million which were recorded to Other income (expense), net. The Term Loan and the Revolving Line both mature on May 1, 2030. Commencing on April 1, 2026, the Borrower must make amortization payments on any advances under the Term Loan at the percentages set forth in the Amendment.
Borrowings under the Amended Credit Agreement generally bear interest at a variable rate equal to (a) term SOFR plus a specified margin or (b) WSJ prime plus a specified margin, in each case which will be adjusted based on the Company’s net leverage ratio at the time of borrowing. Borrower must also pay the Bank (i) a commitment fee of $125,000 and (ii) an “Unused Revolving Line Facility Fee” of 0.25% per annum of the average unused portion of the Revolving Line.
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
The Amended Credit Agreement contains customary events of default and also provides that an event of default includes any default resulting in a right by third parties to accelerate maturity of indebtedness in excess of $500,000. If any event of default occurs and is not cured within applicable grace periods set forth in the Amended Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated. In addition, Borrower may be required to deposit cash with the Bank in an amount equal to 1.05 of any undrawn letters of credit denominated in U.S. Dollars or 1.15 of any undrawn letters of credit denominated in a foreign currency.
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of June 30, 2025, the Company’s net leverage ratio was 1.20 to 1.00 and as such the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement. There are no outstanding borrowings under the Amended Credit Agreement as of June 30, 2025.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear no interest. As of June 30, 2025, $2.7 million was outstanding under these agreements and $0.3 million and $2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2024, $2.7 million was outstanding under these agreements and approximately $0.3 million and $2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.

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
Since 2018, United Services Automobile Association (“USAA”) has filed suit against various parties alleging patent infringement concerning USAA-owned patents related to mobile check deposit technology. While these lawsuits do not name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe certain patents held by USAA (collectively, the “Subject Patents”), which USAA sought to dismiss for lack of standing. Following various appeals and transfers, the Company timely filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On June 12, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the dismissal of the action for lack of standing, but did not address the merits of the case. The Company chose not to appeal this decision. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
On January 28, 2025, USAA filed a patent infringement lawsuit against Regions Financial Corporation and Regions Bank (“Regions”) in the U.S. District Court for the Eastern District of Texas. The Company was not named as a defendant or mentioned in connection with any alleged infringement in the complaint. On March 13, 2025, Digital First Holdings d/b/a Candescent, the successor-in-interest of NCR’s digital banking business, sent the Company an indemnification demand relating to the lawsuit. The Company does not believe at this time that it is required to indemnify Candescent or Regions and has notified them of its position. On July 7, 2025, Regions filed a motion to dismiss the complaint alleging that the patent claims are invalid under 35 U.S.C. § 101. On July 14, 2025, Regions filed a motion to stay the case pending the resolution of its motion to dismiss.
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
In March 2025, Steggall filed a motion for summary judgment, which was set to be heard on June 6, 2025 but was postponed until October 3, 2025. Trial has been continued to January 2026.
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

10. LEASES
Leases
The Company leases office and research and development facility space under non-cancelable operating leases for various terms through 2031. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of June 30, 2025, the weighted-average remaining lease term for the Company’s operating leases was 4.5 years and the weighted-average discount rate was 7.9%.
As of June 30, 2025, the Company had operating right-of-use (“ROU”) assets of $2.3 million. As of June 30, 2025, total operating lease liabilities of $2.7 million were comprised of current lease liabilities of $0.7 million and non-current lease liabilities of $2.1 million. As of September 30, 2024, the Company had operating ROU assets of $4.7 million. As of September 30, 2024, total operating lease liabilities of $5.0 million were comprised of current lease liabilities of $0.8 million and non-current lease liabilities of $4.2 million.
The Company recognized $0.2 million and $0.6 million of operating lease costs in the three months ended June 30, 2025 and 2024, respectively. The Company recognized $0.6 million and $1.5 million of operating lease costs in the nine months ended June 30, 2025 and 2024, respectively. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of operations and comprehensive income (loss).

The Company paid $0.6 million in operating cash flows for operating leases in the nine months ended June 30, 2025.
Maturities of operating lease liabilities as of June 30, 2025 were as follows (amounts in thousands):

Operating leases
2025	$215
2026	844
2027	790
2028	479
2029	314
2030 and thereafter	610
Total lease payments	3,252
Less: amount representing interest	(529)
Present value of future lease payments	$2,723

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
Third Quarter Fiscal 2025 Highlights
•Revenue for the three months ended June 30, 2025 was $45.7 million, an increase of 2% compared to revenue of $45.0 million in the three months ended June 30, 2024.
•Net income was $2.4 million, or $0.05 per diluted share, during the three months ended June 30, 2025, compared to net income of $0.2 million, or $0.00 per diluted share, during the three months ended June 30, 2024.
•Cash provided by operating activities was $35.9 million for the nine months ended June 30, 2025, compared to cash provided by operating activities of $10.6 million for the nine months ended June 30, 2024.
•We added new patents to our portfolio during the three months ended June 30, 2025, bringing our total number of issued patents to 107 as of June 30, 2025. In addition, we had 21 patent applications outstanding as of June 30, 2025.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2025 and 2024
The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2025 and 2024 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2025	2024	2025	2024	$	%
Revenue
Software and hardware	$19,507	$22,662	43%	50%	$(3,155)	(14)%
Services and other	26,222	22,314	57%	50%	3,908	18%
Total revenue	$45,729	$44,976	100%	100%	$753	2%
Cost of revenue	7,022	6,482	15%	14%	540	8%
Selling and marketing	11,127	10,354	24%	23%	773	7%
Research and development	8,960	9,982	20%	22%	(1,022)	(10)%
General and administrative	11,251	12,604	25%	28%	(1,353)	(11)%
Amortization and acquisition-related costs	3,560	3,750	8%	8%	(190)	(5)%
Restructuring costs	—	1,070	—%	2%	(1,070)	(100)%
Interest expense	2,469	2,329	5%	5%	140	6%
Other income, net	1,805	1,436	4%	3%	369	26%
Income tax benefit (provision)	(749)	375	2%	1%	(1,124)	nm
Net income	$2,396	$216	5%	—%	$2,180	nm
nm - not meaningful
Revenue
Total revenue increased $0.8 million, or 2%, to $45.7 million in the three months ended June 30, 2025 compared to $45.0 million in the three months ended June 30, 2024. Software and hardware revenue decreased $3.2 million, or 14%, to $19.5 million in the three months ended June 30, 2025 compared to $22.7 million in the three months ended June 30, 2024. This decrease is primarily due to lower multi-year term license renewals of our Mobile Deposit® software products, partially offset by an increase in sales of our standalone biometrics products in the three months ended June 30, 2025 compared to the same period in 2024. Services and other revenue increased $3.9 million, or 18%, to $26.2 million in the three months ended June 30, 2025 compared to $22.3 million in the three months ended June 30, 2024. This increase is primarily due to higher revenue from our HooYu, MiVIP, Mobile Verify®, Mobile Deposit®, and Check Fraud Defender products in the three months ended June 30, 2025 compared to the same period in 2024.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.5 million, or 8%, to $7.0 million in the three months ended June 30, 2025 compared to $6.5 million in the three months ended June 30, 2024. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue during the three months ended June 30, 2025 compared to the same period in 2024.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.8 million, or 7%, to $11.1 million in the three months ended June 30, 2025 compared to $10.4 million in the three months ended June 30, 2024. The increase in selling and marketing expense is primarily due to higher personnel-related costs, partially offset by lower other costs in the three months ended June 30, 2025 compared to the same period in 2024.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $1.0 million, or 10%, to $9.0 million in the three months ended June 30, 2025 compared to $10.0 million in the three months ended June 30, 2024. The decrease in research and development expenses is primarily due to lower personnel-related and other costs in the three months ended June 30, 2025 compared to the same period in 2024.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $1.4 million, or 11%, to $11.3 million in the three months ended June 30, 2025 compared to $12.6 million in the three months ended June 30, 2024. The decrease in general and administrative expenses is primarily due to lower executive transition costs, lower audit, accounting and tax fees and lower third-party and professional fees, partially offset by higher personnel-related costs as we replaced full-time consultants with full-time employees during the three months ended June 30, 2025 compared to the same period in 2024.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $0.2 million, or 5%, to $3.6 million in the three months ended June 30, 2025 compared to $3.8 million in the three months ended June 30, 2024. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that were fully amortized prior to the three months ended June 30, 2025 compared to the same period in 2024.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. There were no restructuring costs in the three months ended June 30, 2025. Restructuring costs were $1.1 million in the three months ended June 30, 2024 and related to expenses incurred to a restructuring that occurred in the third quarter of fiscal 2024.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”) and Amended Credit Agreement (as defined below). Interest expense was $2.5 million for the three months ended June 30, 2025 and consisted of $2.2 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. Interest expense was $2.3 million for the three months ended June 30, 2024 and consisted of $2.0 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. The increase was due to issuance costs incurred related to our Amended Credit Agreement.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net increased $0.4 million, or 26%, to $1.8 million of income in the three months ended June 30, 2025 compared to $1.4 million of income in the three months ended June 30, 2024. The increase was primarily due to higher foreign currency exchange transactional gains, partially offset by a loss on extinguishment related to our Amended Credit Agreement, in the three months ended June 30, 2025 as compared to the same period in 2024.
Income Tax Benefit (Provision)
For the three months ended June 30, 2025, we recorded an income tax provision of $0.7 million which yielded an effective tax rate of 24%. For the three months ended June 30, 2024, we recorded an income tax benefit of $0.4 million which yielded an effective tax rate of 236%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended June 30, 2025 and 2024 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision.

Comparison of the Nine Months Ended June 30, 2025 and 2024
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2025 and 2024 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2025	2024	2025	2024	$	%
Revenue
Software and hardware	$58,192	$63,531	43%	49%	$(5,339)	(8)%
Services and other	76,720	65,330	57%	51%	11,390	17%
Total revenue	$134,912	$128,861	100%	100%	$6,051	5%
Cost of revenue	19,497	18,231	14%	14%	1,266	7%
Selling and marketing	31,362	31,231	23%	24%	131	—%
Research and development	27,049	28,569	20%	22%	(1,520)	(5)%
General and administrative	33,250	43,085	25%	33%	(9,835)	(23)%
Amortization and acquisition-related costs	10,817	11,581	8%	9%	(764)	(7)%
Restructuring costs	837	1,648	1%	1%	(811)	(49)%
Interest expense	7,274	6,895	5%	5%	379	5%
Other income, net	3,478	4,268	3%	3%	(790)	(19)%
Income tax benefit (provision)	(1,368)	2,816	1%	2%	(4,184)	(149)%
Net income (loss)	$6,936	$(5,295)	5%	4%	$12,231	nm
nm - not meaningful
Revenue
Total revenue increased $6.1 million, or 5%, to $134.9 million in the nine months ended June 30, 2025 compared to $128.9 million in the nine months ended June 30, 2024. Software and hardware revenue decreased $5.3 million, or 8%, to $58.2 million in the nine months ended June 30, 2025 compared to $63.5 million in the nine months ended June 30, 2024. This decrease is primarily due to lower multi-year term license renewals of our Mobile Deposit® software products and a decrease in sales of our legacy identity verification software and hardware products in the nine months ended June 30, 2025 compared to the same period in 2024. Services and other revenue increased $11.4 million, or 17%, to $76.7 million in the nine months ended June 30, 2025 compared to $65.3 million in the nine months ended June 30, 2024 primarily due to strong growth in revenue from our Mobile Verify®, HooYu, MiVIP, Mobile Deposit®, and Check Fraud Defender products, partially offset by a decrease in sales of our legacy identity verification products, compared to the same period in 2024.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.3 million, or 7%, to $19.5 million in the nine months ended June 30, 2025 compared to $18.2 million in the nine months ended June 30, 2024. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue during the nine months ended June 30, 2025 compared to the same period in 2024.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.1 million, or 0%, to $31.4 million in the nine months ended June 30, 2025 compared to $31.2 million in the nine months ended June 30, 2024. The increase in selling and marketing expense is primarily due to higher personnel-related costs, partially offset by lower other costs in the nine months ended June 30, 2025 compared to the same period in 2024.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $1.5 million, or 5%, to $27.0 million in the nine months ended June 30, 2025 compared to $28.6 million in the nine months ended June 30, 2024. The decrease in research and development expenses is primarily due to lower personnel-related and other costs, partially offset by higher third-party contractor expenses, in the nine months ended June 30, 2025 compared to the same period in 2024.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $9.8 million, or 23%, to $33.3 million in the nine months ended June 30, 2025 compared to $43.1 million in the nine months ended June 30, 2024. The decrease was primarily due to lower audit, accounting and tax fees, lower third-party and professional fees, lower executive transition costs, lower legal and other costs, partially offset by higher personnel-related costs as we continue to replace full-time consultants with full-time employee during the nine months ended June 30, 2025 compared to the same period in 2024.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $0.8 million, or 7%, to $10.8 million in the nine months ended June 30, 2025 compared to $11.6 million in the nine months ended June 30, 2024. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized during the nine months ended June 30, 2025 compared to the same period in 2024.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.8 million in the nine months ended June 30, 2025 related to a restructuring that occurred in the first quarter of fiscal 2025. Restructuring costs were $1.6 million in the nine months ended June 30, 2024 and related to expenses incurred to relocate employees.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on the 2026 Notes and Amended Credit Agreement (as defined below). Interest expense was $7.3 million for nine months ended June 30, 2025 and consisted of $6.4 million of amortization of debt discount and issuance costs and $0.9 million of interest incurred. Interest expense was $6.9 million for nine months ended June 30, 2024 and consisted of $6.0 million of amortization of debt discount and issuance costs and $0.9 million of interest incurred. As we amortize the debt discount and issuance costs using the effective interest method, amortization expense increases over the term of the agreement.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income (expense), net decreased $0.8 million, or 19%, to $3.5 million income in the nine months ended June 30, 2025 compared to $4.3 million income in the nine months ended June 30, 2024. The decrease was primarily due to a decrease in interest income net of amortization and a loss on extinguishment related to our Amended Credit Agreement in the nine months ended June 30, 2025 as compared to the same period in 2024.
Income Tax Benefit (Provision)
For the nine months ended June 30, 2025, we recorded an income tax provision of $1.4 million which yielded an effective tax rate of 16%. For the nine months ended June 30, 2024, we recorded an income tax benefit of $2.8 million which yielded an effective tax rate of 35%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the nine months ended June 30, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, release of valuation allowances relating to one of the Company's operations in a foreign jurisdiction, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and our effective tax rate for the nine months ended June 30, 2024 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on its tax provision.

Liquidity and Capital Resources
Cash generated from operations and proceeds from the issuance of the 2026 Notes (as defined below) have historically been our primary sources of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and the Amended Credit Agreement (as defined below). On June 30, 2025, we had $175.4 million in cash and cash equivalents and investments compared to $141.8 million on September 30, 2024, an increase of $33.6 million, or 24%. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Nine Months Ended June 30,
	2025	2024
Cash provided by operating activities	$35,879	$10,586
Cash provided by (used in) investing activities	(188)	27,832
Cash used in financing activities	(3,095)	(12,871)
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during the nine months ended June 30, 2025 was $35.9 million and resulted primarily from net non-cash charges of $25.1 million, net income of $6.9 million, and by unfavorable changes in operating assets and liabilities of $3.8 million. Net cash provided by operating activities during the nine months ended June 30, 2024 was $10.6 million and resulted primarily from a net loss of $5.3 million and by unfavorable changes in operating assets and liabilities of $12.4 million, partially offset by non-cash charges of $28.3 million. The increase in cash inflows from operating activities of $25.3 million during the nine months ended June 30, 2025 compared to nine months ended June 30, 2024 was primarily due to net income, a related increase in income taxes payable and the timing of income tax payments in the nine months ended June 30, 2025.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.2 million during the nine months ended June 30, 2025, which consisted primarily of net maturities of investments of $0.7 million, partially offset by capital expenditures of $0.5 million. Net cash provided by investing activities was $27.8 million during the nine months ended June 30, 2024, which consisted primarily of net sales and maturities of investments of $29.0 million partially offset by capital expenditures of $1.2 million. The decrease in cash inflows from investing activities of $28.0 million during the nine months ended June 30, 2025 compared to nine months ended June 30, 2024 was primarily due to a decrease in net maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $3.1 million during the nine months ended June 30, 2025, primarily due to repurchases and retirements of Common Stock of $3.3 million, payment of debt issuance costs of $0.2 million, and principal payments on other borrowings of $0.1 million, partially offset by $0.5 million of net proceeds from the issuance of Common Stock under our equity plans. Net cash used in financing activities was $12.9 million during the nine months ended June 30, 2024, primarily due to repurchases and retirements of Common Stock of $10.0 million, the payment of $4.6 million of acquisition-related contingent consideration, and payment of debt issuance costs of $0.3 million, partially offset by $1.0 million of net proceeds from the issuance of equity plan Common Stock and $1.2 million of proceeds from other borrowings. The decrease in cash outflows from financing activities during the nine months ended June 30, 2025 was primarily due to higher repurchases and retirements of Common Stock and the payment of acquisition-related consideration, partially offset by proceeds from other borrowings in the nine months ended June 30, 2024.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of June 30, 2025, the Company was in compliance with the covenants in the Indenture.
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
As of August 7, 2025, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 8. “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
Revolving Credit Line
On February 13, 2024, the Company, together with its subsidiaries A2iA Corp. and ID R&D, Inc., entered into a Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”) that provided for a revolving line of credit whereby the Company could borrow up to $35.0 million (the “Revolving Line”) with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Revolving Line was secured on a first priority basis by the Company’s assets.
Amended Credit Agreement - Revolving Credit Line and Term Loan
On May 7, 2025, the Company, together with its subsidiaries, A2iA Corp. and ID R&D, Inc., entered into the First Amendment to Loan and Security Agreement (the “Amendment”), amending the Credit Agreement, and as amended by the Amendment (the “Amended Credit Agreement”), by and among the Company and the Bank.
The Amended Credit Agreement provides for, among other things, (i) the establishment of a delayed draw term loan (the “Term Loan”) in an aggregate principal amount of up to $75.0 million that may be drawn prior to February 28, 2026 for the sole purpose of paying amounts outstanding under the 2026 Notes due February 1, 2026 and customary fees and expenses in connection therewith, (ii)

a revolving line of credit (the “Revolving Line”) whereby the Company may borrow up to $25.0 million. The Term Loan and Revolving Line are secured on a first priority basis by the Company’s assets.
In connection with the Amended Credit Agreement, the Company incurred issuance costs of $0.2 million which were recorded to Other income (expense), net. The Term Loan and the Revolving Line both mature on May 1, 2030. Commencing on April 1, 2026, the Borrower must make amortization payments on any advances under the Term Loan at the percentages set forth in the Amendment.
Borrowings under the Amended Credit Agreement generally bear interest at a variable rate equal to (a) term SOFR plus a specified margin or (b) WSJ prime plus a specified margin, in each case which will be adjusted based on the Company’s net leverage ratio at the time of borrowing. Borrower must also pay the Bank (i) a commitment fee of $125,000 and (ii) an “Unused Revolving Line Facility Fee” of 0.25% per annum of the average unused portion of the Revolving Line.
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
The Amended Credit Agreement contains customary events of default and also provides that an event of default includes any default resulting in a right by third parties to accelerate maturity of indebtedness in excess of $500,000. If any event of default occurs and is not cured within applicable grace periods set forth in the Amended Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated. In addition, Borrower may be required to deposit cash with the Bank in an amount equal to 1.05 of any undrawn letters of credit denominated in U.S. Dollars or 1.15
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of June 30, 2025, the Company’s net leverage ratio was 1.20 to 1.00 and as such the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement. There are no outstanding borrowings under the Amended Credit Agreement as of June 30, 2025.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear no interest. As of June 30, 2025, $2.7 million was outstanding under these agreements and $0.3 million and $2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2024, $2.7 million was outstanding under these agreements and approximately $0.3 million and $2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
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
The Company made no purchases during the three months ended June 30, 2025. The Company made purchases of $3.3 million, or 369,978 shares, during the nine months ended June 30, 2025 at an average price of $8.99 per share and subsequently retired the shares. The Company made purchases of $10.0 million, or 819,623 shares, during each of the three and nine months ended June 30, 2024 at an average price of $12.25 per share and subsequently retired the shares.
During the period beginning July 1, 2025 through August 6, 2025, the Company made purchases of $1.5 million, or 163,794 shares at an average price of $9.06 per share.
Other Liquidity Matters
At June 30, 2025, we had investments of $48.3 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity.

All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At June 30, 2025, we had $39.9 million of our available-for-sale securities classified as current and $8.3 million of our available-for-sale securities classified as long-term. At September 30, 2024, we had $36.9 million of our available-for-sale securities classified as current and $11.4 million of our available-for-sale securities classified as long-term.
We had working capital of $27.1 million at June 30, 2025 compared to $142.9 million at September 30, 2024. The decrease in working capital is the result of reclassifying the 2026 Notes of $150.0 million to current liabilities at June 30, 2025 as the 2026 Notes mature on Feb 1, 2026. Our material cash requirements include repayment of the 2026 Notes as well as those related to leases as described in Note 10. “Leases” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan we believe the current cash and cash equivalents, cash received from proceeds under the Amended Credit Agreement, and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed for the foreseeable future.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2024 Annual Report. Except as described below, there has been no material change in this information as of June 30, 2025.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2025, our marketable securities had remaining maturities between approximately one and 19 months and a fair market value of $48.3 million, representing 11% of our total assets.
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
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the nine months ended June 30, 2025 or 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as June 30, 2025 due to the previously reported material weaknesses at September 30, 2024, that continued to exist.
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
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our 2024 Annual Report, the Company identified material weaknesses which continued to exist as of June 30, 2025 related to the following:
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
•Performed risk assessment procedures, including identifying in-scope systems and processes and relevant segregation of duties risks, to ensure controls are designed and implemented to address our financial statement risk areas.
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
The Company is committed to remediating the material weaknesses and continues to make progress, each quarter, to that effort. The actions the Company has taken are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended June 30, 2025. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
The Company has implemented processes and procedures to remediate the material weaknesses noted above. Except as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2025, that were not previously disclosed in a Current Report on Form 8-K.
The following table is a summary of the Company’s purchases of its common stock during the quarter ended June 30, 2025:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2025 — April 30, 2025	—	$—	—	$22,752,694
May 1, 2025 — May 31, 2025	—	$—	—	$22,752,694
June 1, 2025 — June 30, 2025	—	$—	—	$22,752,694
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Third Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(4)

10.1#	Executive Employment Agreement, dated April 25, 2025, by and between Mitek Systems, Inc. and Garrett Gafke.	(5)

10.2#	Inducement Performance Restricted Stock Unit Award Agreement, dated as of April 25, 2025, by and between Garrett Gafke and Mitek Systems, Inc.	(6)

10.3#	Inducement Restricted Stock Unit Award Agreement, dated as of April 25, 2025, by and between Garrett Gafke and Mitek Systems, Inc.	(7)

10.4	First Amendment to Loan and Security Agreement, dated as of May 7, 2025, by and among Mitek Systems, Inc., A2iA Corp., ID R&D, Inc., and Silicon Valley Bank, a division of First Citizens Bank & Trust Company.	(8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2025.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2025.
(7)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2025.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2025	MITEK SYSTEMS, INC.

	By:	/s/ Edward H. West
Edward H. West
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Lyle
David Lyle
Chief Financial Officer (Principal Financial and Accounting Officer)