Form 10-K
period 2025-09-30
MITEK SYSTEMS INC
filed 2025-12-11
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2025

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $350,011,167. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting stock issued or outstanding.
There were 45,742,350 shares of the registrant’s common stock outstanding as of November 30, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the
Registrant’s fiscal year ended September 30, 2025, are incorporated by reference in Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

MITEK SYSTEMS, INC.
FORM 10-K
For The Fiscal Year Ended September 30, 2025

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” that are often identified by the use of future events and future results that are subject to the safe harbors created under the meaning, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements.
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
In addition to those factors discussed under Item 1A—“Risk Factors,” important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to:
•the effects of adverse economic conditions and geopolitical conditions, including but not limited to inflation, tariff rates, interest rate levels, public or administration policies, trade regulations, trade policy, growth rates and other conditions, on our operating and financial results and performance;
•general decreases in demand for our products and services;
•product concentration;
•customer and channel partner concentration;
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
•customer product adoption, product implementation, and purchasing patterns, including renewal, expansion and conversion from on-premises to cloud services;
•management’s plans, beliefs, and objectives for future operations;
•our ability to provide compelling, uninterrupted, and secure cloud services to our customers;
•our acquisitions, including the expected impacts of such acquisitions;
•expected impact of changes in accounting pronouncements and other financial and non-financial reporting standards; and
•the impact of climate change, natural disasters, and actual or threatened public health emergencies.
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

Overview
Mitek Systems, Inc. (“Mitek” or the “Company”) is a global provider of digital identity verification and fraud prevention solutions. The Company’s technologies help organizations verify identities, mitigate fraud risk, and enable secure digital interactions in response to increasingly complex and evolving threats, including those driven by artificial intelligence (“AI”).
Mitek’s platform addresses key use cases across digital interactions and customer lifecycle, including new account openings, account access, and mobile check deposit. Core capabilities include AI, machine learning, computer vision, and proprietary biometric liveness, and deepfake detection technologies that support identity verification, detect manipulation, and help prevent digital impersonation.
The Company’s Mobile Check Deposit product enables approximately 1.2 billion transactions annually and is widely used by financial institutions to provide consumers with fast, accurate, and secure remote deposit functionality. Mitek’s identity verification technologies are embedded within mobile and web applications, delivering real-time, automated identity validation across critical digital interactions.
As of the date of this filing, Mitek serves more than 7,000 organizations globally, including financial institutions, financial technology (“fintech”) companies, telecommunications providers, and digital marketplaces. The Company’s solutions assist customers in addressing fraud risk, complying with Know Your Customer (“KYC”) and anti-money laundering (“AML”) regulations, and improving operational efficiency and user experience.
Strategic Acquisitions and Innovation
Mitek has expanded its offerings through targeted acquisitions that support long-term innovation and enhance core capabilities in fraud prevention and identity verification. ID R&D, Inc., a provider of biometric authentication and passive liveness detection technologies, was acquired in 2021 and fully integrated by 2025. ID R&D combines applied AI research, biometric science, and product engineering to accelerate the Company’s technology roadmap and support development of secure, scalable identity and fraud solutions. This acquisition strengthened the Company’s ability to support multimodal authentication across multiple points in the digital identity lifecycle. These proprietary capabilities provide rapid response to evolving threats such as injection attacks, template attacks, and deepfakes.
In 2022, Mitek acquired HooYu Ltd., a provider of orchestration and KYC solutions that integrate biometric verification with real-time data aggregation from third party data providers that include credit bureaus, sanctions lists, and law enforcement databases. The addition of HooYu further expanded the Company’s offerings in fraud, risk management, and compliance.
Addressing Emerging Threats
The rapid advancement of AI has introduced a new class of fraud threats, including hyper-realistic deepfakes, voice clones, and synthetic identities that challenge traditional fraud and identity detection methods. These technologies have altered the market and lowered the barrier to entry for fraudsters, enabling scalable attacks that can bypass legacy systems and exploit digital channels.
Mitek’s solutions are specifically designed to help organizations detect and prevent these advanced forms of manipulation. The Company’s platform incorporates multilayered security capabilities, including biometric validation, passive and active liveness detection, device and behavioral analysis, and deepfake detection. These capabilities work in concert to identify signs of synthetic or altered content and validate the authenticity of users in real time.
To stay ahead of emerging threats, Mitek continues to invest in research and development across fraud, data, AI, identity science, and anti-manipulation technologies. These efforts support the Company’s ability to adapt to the evolving threat landscape and help customers maintain trust, compliance, and security in high-risk digital environments.
Global Reach and Distribution
Mitek’s solutions are delivered globally through a combination of direct sales and strategic channel partnerships. The Company operates in North America, United Kingdom and Europe and maintains relationships with technology, fraud, and identity providers that integrate Mitek’s solutions into their platforms. These relationships extend the reach of the Company’s products and services across key verticals where trust, compliance, and digital security are essential as well as into new geographies.
Corporate Vision
Mitek’s purpose is to protect what is real across digital interactions in a world of evolving threats. The Company is focused on enabling trust, security, and compliance across the digital landscape by providing organizations with the tools they need to authenticate identities, prevent fraud, and secure high-risk transactions.

Mitek’s technology portfolio supports critical identity and fraud prevention functions across regulated and high-risk sectors, including financial services, fintech, telecommunications, healthcare and digital commerce. By combining proven technologies with continuous innovation, Mitek is positioned to meet the evolving needs of its customers and partners and address the increasingly complex challenges of the global threat environment.
Product and Technology Overview
Technology
Our digital technology solutions are provided in various formats: (i) cloud software platforms utilizing AI, computer vision and machine learning to enable mobile check deposits and check verifications, verify identities, and authenticate documents (including passports, identity cards, and driver's licenses); (ii) licensed software for mobile check deposits and check verifications, and biometric identifications; and (iii) software development kits (“SDK”) designed for mobile image and voice pattern capture.
Our proprietary technology uses patented algorithms that analyze images of both documents and selfies in a variety of ways, including but not limited to: image quality analysis, image repair and optimization, document identification and classification, data extraction, and numerous authenticators including detection for deepfakes, digital manipulation, and evidence of injected content.
Products
Mobile Deposit®
Mitek’s Mobile Deposit is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mobile Deposit is embedded directly within countless financial institutions’ digital banking apps and used by their customers to process more than one billion check deposits annually. Mobile Deposit’s patented technology has been trusted by the US’s largest financial institutions for nearly 20 years.
Mobile Deposit allows consumers to capture images of the front and back of a check and then remotely deposit the check directly within their financial institution’s mobile banking app. Mitek delivers a simple and convenient user experience with our proprietary mobile automatic capture, which assists users in capturing a high quality image of a check.
Check Fraud Defender
Check Fraud Defender is our patented cloud-hosted fraud mitigation service, powered by our proprietary analytical tools, neural networks, and a financial industry data consortium, designed to detect check fraud in real-time driving lower operational costs, accelerated decisioning, and enhanced loss prevention for our customers. It analyzes and scores check images and behavioral data from all channels and evaluates attributes that can be missed by legacy systems. Check Fraud Defender also incorporates elements of our MiVIP platform for reporting and case management. This product family includes a legacy on-premise solution still utilized by a few customers but no longer marketed or sold by the Company.
Mitek Verified Identity Platform (“MiVIP®”)
MiVIP is an advanced, patented, end-to-end identity verification solution designed to address the increasing demands for seamless, secure, and scalable KYC processes. It allows companies to quickly design, build, and deploy robust KYC journeys with little or no development resources. MiVIP utilizes Mitek’s Mobile Verify engine and combines facial biometrics, liveness detection, ID document validation, database checks, geolocation, digital footprint analysis, and more to provide the clearest picture of who is requesting access to a business’ services. This multi-layered approach provides comprehensive protection against fraud, enabling businesses to verify identities with precision while mitigating sophisticated threats, including synthetic identities and deepfakes.
A key differentiator of MiVIP is its focus on enhancing the user experience. The platform supports omni-channel journeys, allowing users to seamlessly transition between devices—mobile, desktop, or others—without losing progress. This flexibility minimizes friction, making it ideal for diverse industries, including financial services, telecommunications, and e-commerce. MiVIP further empowers businesses by offering modular, scalable solutions that can adapt to the unique needs of highly regulated environments. By combining advanced security features, streamlined deployment, and user-friendly design, MiVIP exemplifies Mitek's commitment to delivering a trusted and comprehensive identity verification platform that empowers organizations to protect their customers and their ecosystems.
Mobile Verify®
Mobile Verify is our patented omnichannel Identity Document Verification (“IDV”) engine, deployable seamlessly across mobile, web, and desktop environments. This solution merges a frictionless user experience with forensic-grade document authentication to instantly validate the integrity of government-issued credentials. Mobile Verify helps establish a definitive “chain of trust” by biometrically binding the physical user to their document-leveraging advanced facial recognition and liveness detection to proactively neutralize deepfakes, synthetic identifies, and digital injection attacks.
MiSnap™
Mitek MiSnap™ is the industry-standard patented SDK for optimizing digital funnels and maximizing user conversion. It replaces manual image capture with a frictionless, auto-capture experience that can guide users to a successful result instantaneously. By enabling “first-time right” image acceptance, MiSnap can significantly reduce abandonment rates across all of fraud and identity for mobile deposits and identity onboarding, driving superior engagement metrics and lower support costs for our enterprise clients.
CheckReader™
CheckReader enables financial institutions to automatically extract data from checks once they have been scanned or photographed by the application. Easily integrated into mobile and server-based applications providing automatic image pre-processing and recognition capabilities, CheckReader allows for the automatic recognition of all fields on checks and generic payments documents, whether handwritten or machine printed. CheckReader is utilized as a core component throughout a wide range of check processing applications, including ATMs, centralized and back office processes, remittance, merchants, and fraud applications.
Check Intelligence
Check Intelligence enables financial institutions to automatically extract data from a check image received across any deposit channel—branch, ATM, remote deposit capture, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine printed, Check Intelligence speeds up the time to deposit for banks and customers and helps enable financial institutions to comply with check clearing regulations. With built-in image quality analysis and image usability analysis, Check Intelligence also ensures that the check meets the Check Clearing for the 21st Century Act (Check 21) requirements and other industry and regulatory standards.
MiPass®
MiPass is a next-generation passwordless authentication solution that leverages multimodal biometrics to secure high-value transactions. By combining voice and facial recognition with forensic liveness detection, the platform proactively neutralizes synthetic identities and AI-driven presentation attacks. MiPass® offers a scalable, secure alternative to vulnerable legacy credentials, reducing fraud losses while streamlining user access across the enterprise ecosystem. Recognized for its innovation and market leadership, MiPass has received multiple industry accolades, including awards for excellence in biometric technology and fraud prevention.
ID LIVE Products
Our biometric and liveness capabilities serve as intrinsic elements of our verification solutions. They provide enterprise-grade security through passive facial liveness assessment, fast and frictionless voice authentication, or instantaneous document liveness detection. In addition to their integration into our greater platform offerings, these capabilities can also be consumed as stand-alone integrations via application programming interfaces (“API”) or SDKs for on-premises deployments.
Digital Fraud Defender (DFD)
Digital Fraud Defender is designed to safeguard the identity verification process from modern fraud techniques like deepfakes, injection attacks, and generative AI-based template attacks, helping to future proof organizations from emerging threat vectors. Unlike other deepfake and injection attack detection technologies, Digital Fraud Defender is designed to examine evidence from the point of capture, in its transit state, and at the point of comparison. In addition, Mitek’s advanced approach tests for multiple types of attacks, whether used individually or in combination, to avoid relying on a single source or point of failure.
Sales and Marketing
Our revenue is comprised of transactional and SaaS-based recurring revenue, generated from the use of our fraud prevention, verification and digital identity solutions along with revenue generated from traditional software licensing and associated maintenance services. These solutions are delivered globally through a robust network of channel partners and direct sales, ensuring broad market reach across both cloud and on-premise deployments.
Our global marketing strategy is integrated directly with revenue goals and aimed to maximize market reach and lead generation. We utilize a unified brand and digital framework to support both direct and channel sales. This strategy is executed by a specialized internal marketing team, supported by a network of external marketing experts to ensure scalable, omnichannel delivery across all key geographies.
Intellectual Property

Our success depends in a large part upon our proprietary technology. We attempt to protect our intellectual property rights primarily through a combination of patents, copyrights, trademarks, trade secrets, employee and third-party non-disclosure agreements, and other measures. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate. We seek to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated, or circumvented. If we are unable to protect our intellectual property, or we infringe on the intellectual property rights of a third-party, our operating results could be adversely affected.
As of September 30, 2025, the Company had 110 issued patents with expiration dates ranging from 2026 through 2045 and we have filed for 25 additional domestic and international patents. In addition, we generally enter into confidentiality agreements with certain employees.
Market Opportunities, Challenges & Risks
We believe that financial institutions, fintech platforms, and other companies see our patented solutions as a way to provide a superior digital customer experience to meet growing consumer demands for trust and convenience online and, at the same time, assist them in meeting regulatory requirements. The value of digital transformation to our customers is associated with a possible increase in top line revenue and a reduction in the cost of sales and service. In addition, increasing rates of fraud, combined with expanding global regulatory requirements for identity verification and transaction monitoring, are driving demand for advanced, compliant digital identity and fraud prevention solutions. Furthermore, as the use of new technologies like deepfakes and generative AI increase, so do associated fraud and cyber-attacks. The negative outcomes of fraud and cyber-attacks encompass financial losses, brand damage, and loss of loyal customers, which we predict will lead to growth in demand for identity verification and sophisticated fraud detection, prevention and management products.
Demand for our digital identity and fraud prevention solutions may be adversely affected by several factors, including increased competition from alternative products or emerging technologies, evolving customer preferences, slower adoption of digital transactions, or negative publicity related to security or trust in digital platforms. Rapid changes in technology or shifts in regulatory requirements could also render certain aspects of our solutions less relevant or obsolete. Because a substantial portion of our revenues is derived from a limited number of core solution areas, this product concentration exposes us to heightened risk. If market demand shifts, competitors introduce more advanced or cost-effective technologies, or customers transition to different approaches, our revenues and margins could be materially and adversely impacted. The sales cycle for our software and services can be lengthy and the implementation cycles for our software and services by our channel partners and customers can also be lengthy, often as long as six months and sometimes longer for larger customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition, and results of operations may be adversely affected.
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
We operate in a highly competitive and rapidly evolving industry for identity verification, authentication, and fraud prevention. Many of our competitors have greater financial, technical, and marketing resources, and new entrants continue to emerge. Our ability to remain competitive is highly dependent on our capacity to respond quickly and effectively to several external factors. These include frequent and varying regulatory requirements across jurisdictions, which necessitate continuous investment in compliance and agile product adaptation. The increasing use of AI by both enterprises and fraudsters is creating new forms of risk, including the rapid rise and complexity of synthetic identities, deepfakes, and other sophisticated attack vectors. The market is crowded with numerous providers, and the threat landscape continues to grow in scope and sophistication as fraudsters relentlessly adapt their methods. While we believe our patented mobile image capture technology, our product portfolio, and our market expertise provide meaningful advantages, our future success depends on sustained investment in innovation, regulatory alignment, and the ability to anticipate and mitigate increasingly advanced fraud threats. Failure to adapt effectively to these dynamics could adversely affect our competitiveness, revenues, and operating results.
Competition
The market for our products and solutions is highly competitive and continues to evolve rapidly. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Competition among product providers in this market generally focuses on price, accuracy, reliability, global coverage, and technical support. Our principal competition comes from: (i) customer-developed solutions; (ii) companies offering alternative methods of fraud and identity solutions; (iii) companies offering competing technologies capable of mobile remote deposit capture or authenticating identity documents and facial photo comparison; and (iv) alternate forms of user authentication, including face and voice recognition.

We may also face growing competition from adjacent vendors expanding through partnerships or acquisitions, as well as from new entrants and emerging technologies. As markets for automated document processing, image recognition, check imaging, and fraud detection evolve, larger companies with greater resources could enter or increase their focus either directly or by aligning with our competitors. In some cases, competitors may collaborate or form partnerships to strengthen their offerings and better serve our current and potential customers.
We believe our primary competitive advantages in this market are: (i) our mobile auto image capture user experience used by millions of consumers; (ii) in house expertise including proprietary algorithms and patented technologies developed by internal data science and engineering teams; (iii) scalability; and (iv) our vertically integrated proprietary technology stack that allows us to innovate rapidly, maintain control over and enforce rigorous quality and security standards, capture higher margins by eliminating vendor reliance, and adapt efficiently to changing customer and market needs.
Research and Development
We develop software products internally and also purchase or license rights to third-party intellectual property. We believe that our future success depends in part on our ability to maintain and improve our core technologies, enhance our existing products, and develop new products that meet an expanding range of customer requirements and build lasting technology differentiation.
Internal research and development allows us to maintain closer technical control over our products and gives us the ability to determine which modifications and enhancements are most important and when they should be implemented to ensure the proper functioning and improved performance of our products. It also allows the company to build new capabilities that can differentiate the product offering from the competition. We intend to expand our existing product offerings and introduce new mobile image capture, digital identity verification, and deepfake detection capabilities that meet a broader set of needs for our customers. We intend to continue to support the major industry standard operating environments.
Our research and development organization includes software engineers and scientists, many of whom have advanced degrees, as well as additional personnel in quality assurance and related disciplines. All our scientists and software engineers are involved in product development.
The development team includes specialists in AI, fraud, data analytics, computer vision, machine learning, data science, software engineering, user interface design, product documentation, product management, and quality assurance. The team is responsible for maintaining and enhancing the performance, quality, and utility of all of our products. In addition to research and development, our engineering staff provides customer technical support on an as-needed basis.
Variability and Quarterly Results
Occasionally, the timing of large one-time orders, such as those associated with large customer refresh cycles or significant volume rollouts, creates variability in our quarterly results.
Government Regulation
As a company with global operations, we are subject to the laws of the United States and multiple foreign jurisdictions in which we operate and the rules and regulations of various governing bodies, which may differ among jurisdictions. For additional information, see the risk factors herein in “Item 1A. Risk Factors” and the subheading “Risks Related to Regulation and Compliance.”
Human Capital Resources
As of September 30, 2025, we had 595 employees, 177 in the U.S. and 418 internationally, 561 of which are full time. We have never had a work stoppage and none of our employees in the United States are represented by a labor union. However, employees of certain foreign subsidiaries are represented by works councils. Substantially all of our employees, other than a certain number of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.
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
Risks Associated With Our Business and Operations
•We currently derive substantially all of our revenue from a few types of technologies. If these technologies and the related products do not achieve or continue to achieve market acceptance, our business, financial condition, and results of operations would be adversely affected.
•Our solutions depend on compatibility with third-party mobile operating systems and hardware. Changes in such systems could disrupt our business.
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
•If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, brands or other intellectual property, we may lose market share to our competitors and be unable to operate our business profitably.
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
•Entry into new lines of business, and our offering of new products and services may result in exposure to new risks.
•Adverse economic conditions or reduced spending on information technology solutions may adversely impact our revenue and profitability.
•We may be exposed to tariff policy changes that could negatively impact our financial results.
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
•The loss of one or more of our key customers could slow our revenue growth or cause our revenues to decline.
•We may incur goodwill and intangible asset impairment charges that adversely affect our operating results.
Risks Related to Privacy, Artificial Intelligence, and Cybersecurity
•Evolving domestic and international data privacy and AI laws and regulations may restrict our ability, and that of our customers, to solicit, collect, process, transfer, disclose and use personal information or may increase the costs of doing so, which could harm our business.
•Our ability to adopt and deploy AI and other new technologies may impact demand for our products and services and impact our internal operations.
•Fraudsters’ use of generative AI could create new attack vectors that we may be unable to effectively detect or prevent.
•Recent and proposed laws regarding the use of facial recognition technology and the processing of biometric data could increase compliance costs or otherwise make it harder for us to conduct our business, require us to change our business practices, lead to regulatory investigations or actions, and have a material adverse effect on demand for certain of our products.
•Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to AI and ML technologies that may be difficult and expensive to comply with and that could negatively impact our business.
•Security breaches or cyberattacks could expose us to significant liability, cause our business and reputation to suffer and harm our competitive position.
Risks Related to Investing in Our Common Stock
•A potential proxy contest for the election of directors at our annual meeting could result in potential operational disruption, divert our resources, and could potentially result in adverse consequences under certain of our agreements.
•Our third amended and restated bylaws provide that a state or federal court located within in the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•We may not be able to maintain our listing on The Nasdaq Stock Market LLC (“Nasdaq”), or trading on the Nasdaq Capital Market may otherwise be halted or suspended, which may negatively impact the price of our common stock. If our common stock is delisted from Nasdaq, our business, financial condition, results of operations and share price could be adversely affected, and the liquidity of our common stock could be impaired.
Risks Related to Regulation and Compliance
•Although we have concluded that previously identified material weaknesses in our internal control over financial reporting have been remediated, if such remediation was not effective, or if we identify additional material weaknesses in internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
General Risk Factors
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
Risk Factors
The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows, projected results, and future prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and an investor could lose all or part of their investment or interest.
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
Our solutions depend on compatibility with third-party mobile operating systems and hardware. Changes in such systems could disrupt our business.
We rely on the interoperability of our solutions with mobile operating systems such as iOS and Android. If these platform providers alter their operating systems, terms of service, or APIs—particularly regarding camera access, privacy permissions, or biometric data handling—we may be unable to maintain the functionality of our products, or we may be forced to incur significant R&D costs to adapt our software, which could result in a loss of customers.
We cannot predict the impact that the decline of the use of checks, changes in consumer behavior facilitated by advances in technologies, and the development of check alternatives, or the plateau of the penetration of active mobile banking users may have on our business.
The use of checks has declined in recent years as a result of advances in technologies that have enabled the development of check alternatives like Zelle and Venmo, which have caused certain changes in consumer behavior. Though we are developing and offering new technologies, many of our current product offerings center around solutions involving the use of checks by banking customers. As check alternatives become more widely accepted by consumers, the use of checks could continue to decline, which could have a negative effect on our business. In addition, as the mobile banking market matures, the growth of active mobile banking users is slowing, which may negatively impact our ability to grow our business, which therefore could adversely affect our financial condition and results of operations.
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
Since 2018, United Services Automobile Association (“USAA”) has filed suit against various parties alleging patent infringement concerning USAA-owned patents related to mobile deposits, including Wells Fargo Bank, N.A. (“Wells Fargo”) and PNC Bank. While these lawsuits do not name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe certain patents held by USAA (collectively, the “Subject Patents”), which USAA sought to dismiss for lack of standing. Following various appeals and transfers, on June 12, 2025, the U.S. Court of Appeals for the Federal Circuit affirmed the dismissal of the action for lack of standing, but did not address the merits of the case. The Company chose not to appeal this decision. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
On January 28, 2025, USAA filed another patent infringement lawsuit against Regions Financial Corporation and Regions Bank (“Regions”) in the Eastern District of Texas. The lawsuit alleges infringement of U.S. Patent Nos. 11,023,719, 11,682,222, 12,159,310 (“the ’310 Patent”), and 12,211,095 (“the ’095 Patent”). The ’310 Patent and the ’095 Patent are related to two of the Subject Patents. The Company was not named as a defendant or mentioned in connection with any alleged infringement in the complaint. On March 13, 2025, Digital First Holdings d/b/a Candescent, the successor-in-interest of the digital banking business of NCR Voyix Corporation, sent the Company an indemnification demand relating to the lawsuit.

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
If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, brands or other intellectual property, we may lose market share to our competitors and be unable to operate our business profitably.
Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Mobile Deposit®. We rely on trademark, trade secret, copyright, and patent law, as well as a combination of non-disclosure, confidentiality, and other contractual arrangements to protect our technology and rights in and to our intellectual property. However, these legal protections afford limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage.
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
We also rely on unpatented proprietary technology. We cannot assert that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary technology or otherwise gain access to our unpatented proprietary technology. We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and intellectual property assignment agreements with our employees, consultants, partners, and customers. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information.
In addition, we rely on the use of registered and unregistered common law trademarks with respect to the brand names of some of our products. Common law trademarks provide less protection than registered trademarks. Loss of rights in or infringement of our trademarks could adversely affect our business, financial condition, and results of operations.
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

Our ability to compete effectively depends upon our ability to meet changing market conditions and develop enhancements to our products on a timely basis in order to maintain our competitive advantage. The markets for products incorporating mobile imaging and voice software technology and products are characterized by rapid advancements in technology and changes in user preferences. Our continued growth will ultimately depend upon our ability to develop additional technologies, enhance our existing applications to meet customers’ changing needs, and attract strategic alliances for related or separate products. When we develop a new offering or an enhanced version of an existing offering, we typically incur expenses and expend resources upfront to market, promote and sell the new offering. Therefore, when we develop or acquire new or enhanced offerings, their introduction must achieve high levels of market acceptance in order to justify the amount of our investment in developing and bringing them to market. There can be no assurance that we will be successful in developing and marketing product enhancements and additional technologies, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality, or will achieve market acceptance.
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
The long sales cycle and the implementation cycles for our software and services may cause operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, the sale of our software and services may require a significant commitment of capital and other resources and it can take many months of customer education to secure sales and implement our product. Since our potential customers may evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management and legal effort in connection with a potential customer.
Our historical order flow patterns, which we expect to continue, have caused forecasting difficulties for us. If we do not meet our forecasts or analysts’ forecasts for us, the price of our common stock may decline.
Historically, a significant portion of our sales have resulted from orders during the last few weeks of the quarter from orders received in the final month of the applicable quarter. We do, however, base our expense levels, in significant part, on our expectations of future revenue. As a result, we expect our expense levels to be relatively fixed in the short term. Any concentration of sales at the end of the quarter may limit our ability to plan or adjust operating expenses. Therefore, if anticipated orders in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of sales, and our operating results for that quarter would be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful, and an investor should not rely upon them as an indication of future performance. If our operating results for a quarter are below the expectations of public market analysts and investors, it could have a material adverse effect on the price of our common stock.
Entry into new lines of business, and our offering of new products and services may result in exposure to new risks.
New lines of business, products, or services could have a significant impact on the effectiveness of our system of internal controls and could reduce our revenues and potentially generate losses. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Entry into new markets entails inherent risks associated with our inexperience, which may result in costly decisions that could harm our profit and operating results. There are material inherent risks and uncertainties associated with offering new products, and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.

Adverse economic conditions or reduced spending on information technology solutions may adversely impact our revenue and profitability.
Unpredictable and unstable changes in macroeconomic conditions both domestically and internationally, including a recession, inflation, changes in interest rates, changes to government policies, or other adverse market changes, may adversely affect our general business strategy. Any general weakening of, and related declining corporate confidence in, the global economy or the curtailment in corporate spending could cause current or potential customers to reduce or eliminate their information technology budgets and spending, which could cause customers to delay, decrease or cancel purchases of our products and services; cause customers not to pay us; or to delay payment for previously purchased products and services. In particular an economic downturn affecting small and medium sized businesses could significantly affect our business as many of our existing and target customers are in the small and medium sized business sector and these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our products and services, causing our revenue to decline.
We may be exposed to tariff policy changes that could negatively impact our financial results.
The current global trade environment is characterized by uncertainty and evolving tariff policies. Further imposition of increased tariffs, trade restrictions, or trade disputes between major economies could lead to broader economic instability, decreased global customer demand, and increased volatility in currency exchange rates. Higher prices for goods due to tariffs may reduce consumer spending, which could lead to decreased demand for our customers’ products, which may ultimately affect our revenue and profitability. These factors could negatively impact our business, financial condition, and results of operations.
We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or the inability to do so on acceptable terms could threaten the success of our business.
We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months and the foreseeable future. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financings, a bank line of credit, strategic collaborations, licensing, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us, if at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.
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
Historically, sales of licenses to our channel partners have comprised a significant part of our revenue. This is primarily attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any single channel partner. The loss of a channel partner relationship could adversely affect our operations which we would attempt to mitigate through the assignment of such business to another channel partner or through our own licensing of our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.
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
We generate revenue in markets outside of the U.S. The risks inherent in global operations include:

•lack of familiarity with, and unexpected changes in, foreign laws and legal standards, including employment laws, AI, and privacy laws, which may vary widely across the countries in which we sell our products;
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
•compliance with differing and changing local laws and regulations in multiple domestic and international jurisdictions, including AI and data privacy laws, as well as compliance with U.S. laws and regulations where applicable in these jurisdictions; and
•limitations on our ability to enforce legal rights and remedies.
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
The FCPA and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our acquisitions of ID R&D, and HooYu may significantly increase our exposure to potential liability under Anti-Corruption Laws. ID R&D, and HooYu were not historically subject to the FCPA, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), or other laws, to which we are subject, and we may become subject to liability if in the past, ID R&D’s, and HooYu’s operations did not comply with such laws.
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
The transfer of personal data from the European Union (“EU”) to the U.S. has become a significant area of potential operational and compliance risk. In 2023, the Data Privacy Framework was introduced as a new mechanism for companies to transfer data from EU member states, the United Kingdom, or Switzerland to the U.S after its predecessor, the Data Privacy Shield, was invalidated. We currently participate in the EU‑U.S. Data Privacy Framework and its UK Extension and Swiss‑U.S. Data Privacy Framework. The EU, the United Kingdom, and Switzerland also allow the use of Standard Contractual Clauses (SCCs), but some decisions have indicated that compliance with these transfer frameworks requires significant effort for companies to review and revise their procedures and current EU-U.S. data transfer agreements. NOYB, or the European Center for Digital Rights, and its founder Max Schrems, the parties responsible for initiating actions to invalidate the previous frameworks, have indicated it will bring similar challenges against the Data Privacy Framework. Because of the legal challenges presented by these court and data protection authority decisions, there is continuing uncertainty regarding the legal basis for data transfers to the U.S., which could require us to implement additional measures, limit or suspend certain transfers, or, in some cases, cease such transfers. The complex nature and evolving laws related to

EU-, UK-, and Switzerland-to-U.S. data transfers could cause operational interruptions, liabilities, and reputational harm. These and other requirements could increase the cost of compliance for us and our customers, restrict our and our customers’ ability to store and process data, negatively impact our ability to offer our solutions in certain locations and limit our customers’ ability to deploy our solutions globally. These consequences may be more significant in countries with legislation that requires data to remain localized “in country,” as this could require us or our customers to establish data storage in other jurisdictions or apply local operational processes that are difficult and costly to integrate with global processes.
If we fail to comply with such laws and regulations, we may be subject to significant fines, penalties or liabilities for noncompliance, thereby harming our business. For example, in 2016, the EU adopted the General Data Protection Regulation (“GDPR”), which establishes comprehensive requirements regarding the handling of personal data and which became effective in May 2018. Non-compliance with the GDPR may result in monetary penalties of up to the greater of €20 million or 4% of worldwide annual revenue, and materially similar penalties may apply under the UK GDPR.
Due to our international operations, we are subject to certain foreign tax regulations. Such regulations may not be clear, not consistently applied, and be subject to sudden change, particularly with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of such tax regulations.
Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.
Our business is generally conducted in U.S. dollars. However, we earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. The costs of operating in The United Kingdom, France, the Netherlands, Spain and other European markets are subject to the effects of exchange fluctuations of the Euro and British pound sterling against the U.S. dollar. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, net income (loss), and the value of balance sheet items denoted in foreign currencies, and can adversely affect our operating results.
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
The loss of one or more of our key customers could slow our revenue growth or cause our revenues to decline.
A substantial portion of our total revenues in any given period may come from a relatively small number of customers. For the twelve months ended September 30, 2025, the Company derived revenue of $26.9 million from one customer, with such customer accounting for 15% of the Company’s total revenue. For the twelve months ended September 30, 2024, the Company derived revenue of $29.6 million from the same single customer, with such customer accounting for 17% of the Company's total revenue. For the twelve months ended September 30, 2023, the Company derived revenue of $27.7 million from the same single customer, with such customer accounting for 16% of the Company’s total revenue. We expect that we will continue to depend upon a relatively small number of customers for a significant portion of our total revenues for the foreseeable future. The loss of any of our significant customers or groups of customers for any reason, or a change of relationship with any of our key customers may cause a significant decrease in our total revenues. Additionally, mergers or consolidations among our customers could reduce the number of our customers and could adversely affect our revenues and sales. In particular, if our customers are acquired by entities that are not also our customers, that do not use our solutions or that have more favorable contract terms and choose to discontinue, reduce or change the terms of their use of our solutions, our business and operating results could be materially and adversely affected.
We may incur goodwill and intangible asset impairment charges that adversely affect our operating results.
As of September 30, 2025, we had $133.5 million of goodwill and $39.8 million of intangible assets, net, on our Consolidated Balance Sheet. We review our indefinite-lived intangible assets, including goodwill, for impairment on at least an annual basis or more frequently if an event or events indicate the potential for impairment. We assess as needed whether there have been impairments in our intangible assets. We make assumptions and estimates in our assessments that can be complex and subjective. In our assumptions and estimates we consider whether negative factors exist such as deteriorating economic conditions, disruptions to our business, inability to effectively integrate acquired businesses, intensified competition, market capitalization declines, or significant changes in use of the intangible assets. To the extent that such factors or other negative factors emerge, we may record non-cash impairment charges in the future that could negatively impact our financial condition and results of operations.
Risks Related to Privacy, Artificial Intelligence, and Cybersecurity
Evolving domestic and international data privacy and AI laws and regulations may restrict our ability, and that of our customers, to solicit, collect, process, transfer, disclose and use personal information or may increase the costs of doing so, which could harm our business.
Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure, transfer and use of personal information. Such laws and regulations require or may in the future require us or our customers to implement additional and revise existing privacy and security policies and practices; permit individuals to access, correct or delete personal information stored or maintained by us or our customers; inform individuals of security breaches that affect their personal information; and, in some cases, obtain consent to use certain personal information for certain purposes. Many of these laws also impose data minimization, purpose‑limitation, and security obligations; restrict certain types of automated decision‑making and profiling; and require data protection impact assessments, vendor diligence, and contractual controls. Other proposed laws and regulations could, if enacted, impose additional requirements and prohibit the use of specific technologies, such as those that track individuals' activities on web pages or record when individuals click on a link contained in an email message and systems reliant on such technologies. In addition, restrictions on cross‑border transfers of personal data (including requirements for standard contractual clauses, transfer impact assessments, or participation in certification mechanisms) may limit how we provide services across jurisdictions and increase compliance costs. Such laws and regulations could restrict our and our customers' ability to collect and use web browsing data and personal information, which may reduce our customers' demand for our solutions. The laws in this area are complex and developing rapidly. Non‑compliance can result in investigations, orders, suspension of processing, or significant administrative fines, as well as private litigation where available.
In the United States, many states have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personal information has been disclosed as a result of a data breach. The laws are not identical, and compliance in the event of a widespread data breach is costly, as we must ensure our compliance with each individual state law. Further, states have continued adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provides such consumers new ways to opt-out of certain sales of personal information. California regulations also require recognition of certain browser‑ or device‑based opt‑out signals (such as Global Privacy Control) and impose specific obligations for targeted advertising and “sharing” of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The California Privacy Rights Act (the “CPRA”) revised and expanded the CCPA, adding additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CPRA was in full effect as of January 1, 2023. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Rhode Island have adopted privacy laws, which take effect at different dates through 2026. Many of these state laws include requirements regarding data protection assessments, processing of sensitive data, consumer appeals of automated decision‑making, universal opt‑out mechanisms, and restrictions on targeted advertising and profiling that may require us to modify products and operational practices. Additional U.S. states have enacted, or are considering, similar data privacy laws. We cannot fully predict the impact of these state laws on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We expect that new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. In addition to the growing number of state-level privacy laws, the U.S. Congress has been actively considering a federal privacy law for some time which, if passed, would likely create a comprehensive national framework for data protection and privacy. This law could supersede many state privacy laws and establish uniform privacy protections across the country, addressing issues such as data security, AI governance and consumer rights. The final form, timeline, and effective date of a potential U.S. federal privacy law is uncertain at this time. We may need to build new processes to honor federal requirements that differ from, or preempt, state obligations.
Outside the United States, comprehensive data protection frameworks such as the European Union’s General Data Protection Regulation (GDPR) and the United Kingdom’s data protection laws impose stringent requirements on processing personal data, including legal bases for processing, transparency, data subject rights, security, vendor management, record‑keeping, and breach notification, and authorize substantial administrative fines. Rules governing international data transfers continue to evolve and may require additional contractual, technical, and organizational safeguards.
Changing industry standards and industry self-regulation regarding the collection, use and disclosure of data may have similar effects. Existing and future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public's perception of our customers' sales practices. If our solutions are perceived to cause, or are otherwise unfavorably associated with, insecurity of personal information, whether or not illegal, we or our customers may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our customers' websites or otherwise interact with our customers, which could limit the demand for our solutions and inhibit the growth of our business. Any failure on our part to comply with applicable privacy and data protection laws, regulations, policies and standards or any inability to adequately address privacy or security concerns associated with our solutions, even if unfounded, could subject us to liability, damage our reputation, impair our sales and harm our business. Furthermore, the costs to our customers of compliance with, and other burdens imposed by, such laws, regulations, policies and standards may limit adoption of and demand for our solutions. In addition, changes by major platforms and browsers including restrictions on third‑party cookies, mobile advertising identifiers, and tracking technologies, as well as evolving email and anti‑spam rules may reduce the effectiveness of certain features or require product changes, engineering workarounds, and increased costs.
Our ability to adopt and deploy AI and other new technologies may impact demand for our products and services and impact our internal operations.
Our ability to timely and accurately implement AI and other emerging technologies in our products and in our internal operations is critical to our competitiveness. Failure to do so could materially and adversely affect our business, results of operations, financial condition, and prospects, and could also result in reputational harm or liability.
We currently incorporate AI into certain offerings and continue to develop these capabilities. AI may present risks, uncertainties, and potential unintended consequences, including bias, inaccuracy, data privacy or security issues, and other ethical, legal, or societal impacts. Ineffective development, deployment, or oversight—whether by us or third parties on which we rely—could impair customer trust, cause harm to individuals or society, or subject us to competitive harm, regulatory scrutiny, litigation, and reputational damage.
If we do not successfully adopt or integrate new technologies, including generative AI, our offerings may become unreliable or uncompetitive. Competitors may develop or commercialize AI-enabled technologies more quickly or effectively than we do. In addition, use of AI to support our internal operations carries risks, such as unauthorized transmission of sensitive information, flawed outputs due to inaccurate data, and operational vulnerabilities that may affect customers, partners, or suppliers. Because AI and other emerging technologies are complex and developing quickly, we cannot predict all related risks, which could materially and adversely affect our business.
Fraudsters’ use of generative AI could create new attack vectors that we may be unable to effectively detect or prevent.
Fraudsters are increasingly using generative AI to create more sophisticated, scalable, and difficult-to-detect fraud schemes. As these tools evolve, they may enable new attack vectors that circumvent or degrade the effectiveness of our products and services. We may be unable to timely identify, anticipate, or defend against AI-driven fraud techniques, or to update our solutions quickly enough to maintain their effectiveness. If our products fail to adequately detect or prevent such emerging threats, customers may lose confidence in our offerings, reduce their usage, or seek alternative solutions, which could materially and adversely affect demand for our products, our competitive position, and our business, results of operations, and financial condition.
Recent and proposed laws regarding the use of facial recognition technology and the processing of biometric data could increase compliance costs or otherwise make it harder for us to conduct our business, require us to change our business practices, lead to regulatory investigations or actions, and have a material adverse effect on demand for certain of our products.
Some of our solutions require the storage and transmission of proprietary and confidential information of our clients and their employees, including biometric data. “In limited cases, we may host and retain biometric templates or identifiers as instructed by our customers, and our ability to meet applicable retention, destruction, and security requirements depends on our customers’ configurations and instructions; any failure to adhere to required retention schedules or provide timely destruction upon request could increase our legal and operational risks.” Several jurisdictions have imposed legal and compliance requirements on biometric data that are more stringent than requirements on other classifications of personal data. For example, under GDPR, biometric data is considered “sensitive data” which requires special attention and technical and organizational measures to protect the biometric data against breaches of confidentiality, integrity, and availability. The processing of biometric data for such purposes is prohibited unless one of a very limited and specific set of conditions is satisfied (such as explicit consent of the data subject). Effective compliance in this area (including in the context of use of certain of our products) can be highly challenging, and we are reliant on our customers to ensure that such a condition is satisfied when they use our products to identify someone. In certain deployments, our customers act as controllers of biometric data and are responsible for providing notices, obtaining any required consents, and defining retention and deletion schedules; we may act as a processor and are dependent on our customers’ instructions to enable compliance. We may be unable to provide certain of our products in certain jurisdictions, in particular in Europe where provision of such technologies in compliance with the GDPR is highly challenging. If we or our customers fail to obtain valid consent or satisfy another lawful basis, or fail to meet requirements relating to purpose limitation, data minimization, retention, security, or cross‑border transfers, we could face investigations, enforcement actions, private claims where available, and substantial penalties.
Similarly, in the United States, the Illinois Biometric Information Privacy Act (“BIPA”) regulates the collection, use, safeguarding, and storage of biometric identifiers and information, requires informed consent before collection, imposes fines for non-compliance, and grants residents a private right of action over improper collection and mishandling of biometric data. BIPA provides for substantial penalties and statutory damages and has generated significant class action activity; the cost of litigating and settling any claims that we have violated the BIPA or similar laws could be significant. Several other states have passed or are considering passing similar laws, such as the Texas Collection and Use of Biometric Information (“CUBI”) Act and the Washington Biometric Data Act. Similarly, Québec's Act respecting the protection of personal data in the private sector (“Law 25” formerly known as “Bill 64”) introduces substantial changes to the privacy landscape in Quebec, enhancing protection for personal data and introducing new obligations for transparency and accountability in data processing activities, including those involving biometric data. In addition, comprehensive state privacy laws in several U.S. jurisdictions impose obligations related to sensitive data, impact assessments, automated decision‑making, and consumer rights (such as access, deletion, and opt‑out rights) that can apply to biometric data and may require changes to our products and practices, additional contractual commitments with customers and vendors, and increased compliance costs. Evolving judicial interpretations and legislative amendments (including changes affecting the accrual of claims, available defenses, or the calculation of statutory damages) may increase or, in some cases, mitigate our exposure, but the overall legal risk environment for biometric technologies remains significant and uncertain.
Our business and operations are subject to a variety of regulatory requirements in the countries in which we operate or in which we offer our solutions, including, among other things, with respect to AI and ML technologies that may be difficult and expensive to comply with and that could negatively impact our business.
AI, automated decision making, and ML technologies are increasingly subject to regulatory scrutiny and oversight, for example, under the comprehensive legal framework governing the use of AI adopted by the European Parliament in the European Union (the “EU AI Act”). The EU AI Act imposes onerous obligations related to the development, deployment and use of AI/ML-related systems. The EU AI Act classifies certain AI systems as prohibited, imposes transparency requirements on other systems, and designates a broad set of applications as ‘high‑risk’ subject to numerous compliance obligations, including governance, transparency, conformity assessment, quality management, technical documentation, risk management, post‑market monitoring, incident reporting, and human oversight requirements. In particular, the EU AI Act is likely to designate certain AI technologies, including technologies used in an employment-related context (such as in relation to recruitment, placement of targeted job advertisements, and decision-making concerning promotion, termination and task allocation), as ‘high risk’ and subject to numerous onerous compliance obligations, including various transparency, conformity and risk assessment, monitoring and human oversight requirements. As our products and services develop, they may fall within one or more of these categories. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. The EU AI Act has a phased implementation process over several years, with certain obligations taking effect earlier than others, and compliance timelines may accelerate if our products are used in contexts deemed high‑risk. The EU AI Act is likely to be fully effective by Spring 2026. Moreover, in the United Kingdom, the government has confirmed its position that existing regulators are to implement certain specific principles (safety, security and robustness; transparency and explainability; fairness; accountability and governance; contestability and redress), within those regulators’ existing remits, to guide and inform the responsible development and use of AI/ML within their relevant sectors / competences. Additionally, several United States jurisdictions have enacted measures related to the use of AI in products and services for their potentially discriminatory effects. For example, New York City passed a law to regulate the use of automated employment decision tools by employers and employment agencies. Other U.S. jurisdictions have adopted or are considering rules addressing profiling, automated decision‑making, audits or impact assessments, and transparency obligations. Certain of these laws may be materially unfavorable to our interests and/or inconsistent with our existing operations, policies, practices or plans (or may be interpreted as such). We expect other jurisdictions will adopt similar laws. If any of our offerings are used in employment‑related, credit, housing, insurance, access control, biometric identification, or other contexts that could be categorized as high‑risk, our compliance burden and associated costs could increase materially.
Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI (including generative AI) and ML technologies in our products and services. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. We may also be required to provide new disclosures, offer opt‑out rights, conduct impact assessments, or implement additional human review, which could reduce model performance, increase latency, or diminish product functionality. Some of our offerings are used in contexts that may be deemed ‘high‑risk’ under the EU AI Act, which would subject us and our customers to additional governance, documentation, testing, conformity assessment, and post‑market monitoring obligations, and could require material changes to our development and deployment processes.
Moreover, AI/ML models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI/ML with bad inputs or logic), or if the logic of the AI/ML is flawed (a so-called “hallucination”). We may use AI/ML outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits. If outputs are later deemed unfair, discriminatory, or otherwise unlawful by regulators or courts, we could be required to modify, suspend, or withdraw affected features, provide remediation, or face enforcement actions or private litigation.
Furthermore, any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI/ML platform could be leaked or disclosed to others, including if sensitive information is used to train the third party’s AI/ML model. Additionally, where such a model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Use of third‑party models may also trigger additional contractual obligations, intellectual property risks, and export control considerations.
Given that AI, automated decision making and ML technologies are core to our business, any increased regulation over these technologies, including the EU AI Act, could make it harder for us to conduct our business, significantly complicate our compliance efforts, increase legal risk and compliance costs for us, the third parties upon whom we rely, and our customers, increase our cost of doing business, impede or prevent our growth plans (including into Europe), require us to change our business operations at significant cost (such as retaining or rebuilding our AI/ML models), and reduce demand for our products. We may also need to implement new governance frameworks, allocate additional engineering and compliance resources, engage third‑party auditors or notified bodies, and limit or deprecate certain features to meet evolving requirements.
While we endeavor to implement policies, procedures, and systems designed to achieve compliance with these regulatory requirements, we cannot assure you that these policies, procedures, or systems will be adequate or that we or our personnel will not violate these policies and procedures or applicable laws and regulations. Violations of these laws or regulations may harm our reputation and deter government agencies and other existing or potential customers or partners from purchasing our solutions. Furthermore, non-compliance with applicable laws or regulations could result in fines, damages, criminal sanctions against us, our officers, or our employees, restrictions on the conduct of our business, and damage to our reputation. Even alleged non‑compliance can result in costly investigations, audits, delayed sales cycles, contract terminations, and diversion of management time.
Security breaches or cyberattacks could expose us to significant liability, cause our business and reputation to suffer and harm our competitive position.
We rely on information technology networks and systems, some of which are owned and operated by third parties, to collect, process, transmit, and store electronic information on behalf of our customers. We also depend on our information technology infrastructure for a variety of functions, including worldwide financial reporting, procurement, invoicing, and email communications. These systems are susceptible to outages due to hacking and cyberattacks. They are also vulnerable to human error, power loss, natural disasters, hardware or software defects, and other business continuity risks.
We have implemented security measures and controls intended to protect our information technology infrastructure, data centers and other systems and data against cyber-attacks. Despite our implementation of security measures and controls, our systems and those of third parties upon whom we rely are vulnerable to attack from numerous threat actors, including sophisticated nation-state and nation-state-supported actors. Threat actors have and may in the future be able to compromise our security measures or otherwise exploit vulnerabilities in our systems, including vulnerabilities that may have been introduced through the actions of our employees or contractors or defects in the design or manufacture of our products and systems or the products and systems that we procure from third parties. Our systems, and those of our third-party providers, have and could in the future become subject to cyberattacks, including using computer viruses, credential harvesting, dedicated denial of services attacks, malware, social engineering, and other means for obtaining unauthorized access to, or disrupting the operation of, our systems and those of our third-party providers. Exploits of third‑party or open‑source software components, zero‑day vulnerabilities, compromise of our software build pipeline or update mechanisms, and attacks on managed service providers or cloud infrastructure could also impact our systems or our customers.
In addition, threat actors are also increasingly using tools and techniques that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. As AI capabilities improve and are increasingly adopted, we may see cyberattacks created through AI. These attacks could be crafted with an AI tool to directly attack IT systems with increased speed and/or efficiency than a human threat actor or create more effective phishing emails. Our network and storage applications, as well as those of our customers, business partners, and third-party providers, may be subject to unauthorized access by hackers or breached due to operator error, malfeasance or other system disruptions. Ransomware, data exfiltration, business email compromise, account takeover, and supply‑chain attacks can lead to business interruption, corruption or loss of data (including backups), and operational disruptions.
The number and scale of cyberattacks have continued to increase and the methods and techniques used by threat actors, including sophisticated “supply-chain” attacks, continue to evolve at a rapid pace. As a result, we may be unable to identify current attacks, anticipate future attacks or implement adequate security measures. We may also experience security breaches that may remain undetected for an extended period and, therefore, have a greater impact on our systems, our products, the proprietary data contained therein, our customers and ultimately, our business. Cyberattacks on our systems and “supply-chain” attacks on systems of third parties upon whom we rely, and any related operational disruptions, unauthorized access, or misappropriation of information (including personally identifiable information or personal data), could create costly litigation, significant financial liability, and a loss of confidence in our ability to serve customers and cause current or potential customers to choose another provider, all of which could have a material adverse effect on our business, financial condition, reputation, and results of operations. Such events could also trigger notification obligations to regulators, individuals, and counterparties; result in contractual claims, indemnity obligations, or liquidated damages; lead to regulatory inquiries, investigations, fines, or orders; and require us to incur significant costs for incident response, remediation, recovery, enhancements to our cybersecurity program, and credit monitoring or other remedies. Our cybersecurity insurance may be insufficient to cover all losses, may not cover certain types of claims, and may become more expensive or difficult to obtain.

Risks Related to Investing in Our Common Stock
A potential proxy contest for the election of directors at our annual meeting could result in potential operational disruption, divert our resources, and could potentially result in adverse consequences under certain of our agreements.
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
Further, a change in a majority of the Board may, under certain circumstances, result in a change of control under certain employment agreements we have with our executive management and our equity plans and award agreements, and any equity based awards issued thereunder. Pursuant to the agreements and awards, certain payments and vesting provisions may be triggered following a change of control, conditioned upon a qualifying termination that occurs within 12 months of any such change of control.
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
We have in the past and may in the future fail to comply with the Nasdaq listing requirements, including the continued listing requirement to timely file all required periodic financial reports with the SEC. For example, on August 11, 2022, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires that a listed company timely file all required periodic financial reports with the SEC as a result of our failure to file our Quarterly Report on Form 10-Q for the period ended June 30, 2022. We received similar deficiency letters from Nasdaq in calendar year 2023 and 2024 as the Company was responding to various accounting matters, as previously disclosed. If our common stock ceases to be listed for trading on Nasdaq for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain listing on Nasdaq may constitute an event of default under our outstanding indebtedness, including our convertible notes due 2026, and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on Nasdaq, we will be limited in our ability to raise additional capital we may need.

While we have regained compliance with Nasdaq, if our common stock ceases to be listed for trading on Nasdaq, we expect that our common stock would be traded on the over-the-counter market, and that the value and liquidity of our stockholders’ investments would be materially impacted.
Risks Related to Regulation and Compliance
Although we have concluded that previously identified material weaknesses in our internal control over financial reporting have been remediated, if such remediation was not effective, or if we identify additional material weaknesses in internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We implemented remediation measures to address these material weaknesses, which we believe have resolved these previously-identified material weaknesses as of September 30, 2025. However, the policies, procedures, and controls implemented as part of the remediation plan may fail to have remediated these material weaknesses or we may fail to otherwise maintain effective controls over financial reporting in the future. See Part II, Item 9A “Controls and Procedures” for additional information about these previously-identified material weaknesses and our remediation efforts.
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
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we fail to attract and retain additional qualified personnel, it could materially and adversely affect our business. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing development required to refine our technologies and introduce future products is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We have granted and plan to grant restricted stock units or other forms of equity awards as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of September 30, 2025, we had 2,804,358 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

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
Our business operations are subject to interruption by natural disasters and other catastrophic events, such as fire, floods, earthquakes, climate change, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic. To the extent such events impact our facilities or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

ITEM  1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM  1C.    CYBERSECURITY.
Risk management and strategy
Protecting our business information, intellectual property, customer and employee data, and technology systems is crucial for our business continuity, regulatory compliance, and stakeholder trust. We have established processes to assess, identify, and manage significant risks from cybersecurity threats as part of our broader enterprise-wide risk management system and processes, which is overseen by our Board. Our cybersecurity policies, standards, processes, and practices are part of our information security management program, which is aligned to ISO 27001, an international standard to manage information security. ISO 27001 is published by the International Organization for Standardization (ISO), the world's largest developer of voluntary standards, and the International Electrotechnical Commission (IEC). Mitek uses guidance from standard bodies such as the NIST (Cyber Security Framework). Mitek also adheres to Service Organization Control (SOC2) security framework for securing customer data.
Our information technology cybersecurity team, with oversight from our Board, is tasked with monitoring cybersecurity and operational risks related to information security and system disruption. The Mitek cybersecurity team uses principles of confidentiality, integrity and availability to design and implement information technology systems. The team employs measures designed to protect against, detect, and respond to cybersecurity threats, and has implemented processes and procedures aligned with our enterprise-wide risk management system. These include:
•Enterprise-wide security framework and cybersecurity standards;
•Cybersecurity awareness and training programs;
•Security assessments and monitoring;
•Restricted physical access to critical areas, servers and network equipment; and
•Cyber incident response, crisis management, business continuity and disaster recovery plans.
We assess and test our cybersecurity policies and practices on an annual basis. These efforts include tabletop exercises, vulnerability and penetration tests, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We also engage third parties to assess and test our cybersecurity measures.
We perform risk assessments on critical third-party service providers, software and other tools used in the Company’s operations that may have the potential to create cybersecurity threats to our business.
We have a documented incident response plan for identifying and responding to cybersecurity incidents that focuses on isolating, containing, mitigating, and eradicating the threat as quickly as possible. In the event of a cybersecurity incident, we will follow a documented incident escalation procedure.

Certain of our systems and those of our third-party service providers have experienced cybersecurity threats. Based on the information available as of the date of this Annual Report on Form 10-K, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, which have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. Despite our security measures, however, there can be no assurance that we, or the third parties with which we interact, will not experience a cybersecurity incident in the future that will materially affect us. Additional information about cybersecurity risks we face is discussed in “Item 1A. Risk Factors,” which should be read in conjunction with the information above.
Governance
Risk assessment and oversight are an integral part of our governance and management processes. Our Board of Directors has ultimate oversight of the Company's risk management. Our Board receives regular presentations and reports on cybersecurity risks, prompt and timely information regarding cybersecurity incidents that meet specified thresholds, and updates on such incidents until they have been addressed.
Our management team, in coordination with our information technology department, is responsible for assessing and managing our material risks from cybersecurity threats and hiring appropriate personnel and third-party consultants to oversee the cybersecurity program. Our VP of Technology Operations and Information Security has primary responsibility for our organization's overall cybersecurity risk management program and supervises our cybersecurity personnel. He has over 25 years of experience driving innovation and security excellence, including design, implementation, and management of cyber-security and information technology programs at various levels and organizations.

ITEM  2.    PROPERTIES.
Our principal executive offices are located in approximately 7,500 square feet of office space in San Diego, California and the term of the lease continues through August 13, 2031.
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; Leeds, United Kingdom; and London, United Kingdom, each of which does not contain material lease obligations for us. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM  3.    LEGAL PROCEEDINGS.
We evaluate all claims and lawsuits with respect to their potential merits, our potential defenses and counterclaims, settlement or litigation potential and the expected effect on us. Our technologies may be subject to an injunction if they are found to infringe the rights of a third party. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and other lawsuits, and the disposition of such claims and lawsuits, whether through settlement or litigation, could be time-consuming and expensive to resolve, divert our attention from executing our business plan, result in efforts to enjoin our activities, lead to attempts by third parties to seek similar claims and, in the case of intellectual property claims, require us to change our technology, change our business practices, pay monetary damages or enter into short- or long-term royalty or licensing agreements.
For a description of legal proceedings, refer to Note 9 “Commitments and Contingencies” to the consolidated financial statements included in Item 8 of Part II of this Form 10-K, which is incorporated herein by reference.

ITEM  4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM  5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock
Our common stock, $0.001 par value, is traded on the Nasdaq Capital Market under the ticker symbol “MITK.” As of November 30, 2025, there were 208 registered stockholders of record of our common stock, although there are an indeterminate number of beneficial owners.
Dividends
We have not historically paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. Any future payment of dividends would be dependent upon our financial condition, capital requirements, earnings and cash flow.
Unregistered Sales of Equity Securities During the Period
Other than the inducement awards granted to our Chief Executive Officer and Chief Operating Officer on October 1, 2024 and April 25, 2025, respectively, there were no unregistered sales of the Company’s equity securities during the fiscal year ended September 30, 2025.
Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such future filing.
The following graph and table compare the cumulative total stockholder return on our common stock from September 30, 2020 through September 30, 2025 to the cumulative return over such period to the Nasdaq Composite and the Nasdaq-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock on September 30, 2020, in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return of Mitek Systems, Inc.

The graph above reflects the following values:

	2020	2021	2022	2023	2024	2025
MITK	$100.00	$145.21	$71.90	$84.14	$68.05	$76.69
Nasdaq Composite	$100.00	$129.38	$94.70	$118.37	$162.88	$202.91
Nasdaq-100 Technology Sector Index	$100.00	$134.44	$89.41	$124.02	$163.13	$196.00
Issuer Purchases of Equity Securities
Share repurchases of the Company’s common stock for the three months ended September 30, 2025 were as follows (in millions, except for average price paid per share):

Period(1)	Total number of shares (or units) purchased(2)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1, 2025 — July 31, 2025	31,706	$9.00	31,706	$22,467,371
August 1, 2025 — August 31, 2025	132,088	$8.94	132,088	$21,286,739
September 1, 2025 — September 30, 2025	—	$—	—	$21,286,739
(1) During the period beginning October 1, 2025 through December 10, 2025, the Company made purchases of $7.8 million, or 865,842 shares at an average price of $9.01 per share.
(2) On May 13, 2024, the Company issued a press release announcing that its Board of Directors authorized a share repurchase program for up to $50 million of its common stock. The share repurchase program was effective as of May 16, 2024 and will expire on May 16, 2026. The timing, price and actual number of shares of common stock repurchased will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may be made from time (i) through open market purchases, block trades, privately negotiated transactions, one or more trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act or any combination of the foregoing, in each case in accordance with applicable laws, rules and regulations or (ii) in such other manner as will comply with the provisions of the Exchange Act. The share repurchase program does not require the Company to repurchase shares of its common stock and it may be discontinued, suspended or amended at any time.

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
Overview
Mitek Systems, Inc. (“Mitek” or the “Company”) is a global provider of digital identity verification and fraud prevention solutions. The Company’s technologies help organizations verify identities, mitigate fraud risk, and enable secure digital interactions in response to increasingly complex and evolving threats, including those driven by artificial intelligence (“AI”).
Mitek’s platform addresses key use cases across digital interactions and customer lifecycle, including new account openings, account access, and mobile check deposit. Core capabilities include AI, machine learning, computer vision, and proprietary biometric liveness, and deepfake detection technologies that support identity verification, detect manipulation, and help prevent digital impersonation.
The Company’s Mobile Check Deposit product enables approximately 1.2 billion transactions annually and is widely used by financial institutions to provide consumers with fast, accurate, and secure remote deposit functionality. Mitek’s identity verification technologies are embedded within mobile and web applications, delivering real-time, automated identity validation across critical digital interactions.
As of the date of this filing, Mitek serves more than 7,000 organizations globally, including financial institutions, financial technology (“fintech”) companies, telecommunications providers, and digital marketplaces. The Company’s solutions assist customers in addressing fraud risk, complying with Know Your Customer (“KYC”) and anti-money laundering (“AML”) regulations, and improving operational efficiency and user experience.
Strategic Acquisitions and Innovation
Mitek has expanded its offerings through targeted acquisitions that support long-term innovation and enhance core capabilities in fraud prevention and identity verification. ID R&D, Inc., a provider of biometric authentication and passive liveness detection technologies, was acquired in 2021 and fully integrated by 2025. ID R&D combines applied AI research, biometric science, and product engineering to accelerate the Company’s technology roadmap and support development of secure, scalable identity and fraud solutions. This acquisition strengthened the Company’s ability to support multimodal authentication across multiple points in the digital identity lifecycle. These proprietary capabilities provide rapid response to evolving threats such as injection attacks, template attacks, and deepfakes.
In 2022, Mitek acquired HooYu Ltd., a provider of orchestration and KYC solutions that integrate biometric verification with real-time data aggregation from third party data providers that include credit bureaus, sanctions lists, and law enforcement databases. The addition of HooYu further expanded the Company’s offerings in fraud, risk management, and compliance.
Addressing Emerging Threats
The rapid advancement of AI has introduced a new class of fraud threats, including hyper-realistic deepfakes, voice clones, and synthetic identities that challenge traditional fraud and identity detection methods. These technologies have altered the market and lowered the barrier to entry for fraudsters, enabling scalable attacks that can bypass legacy systems and exploit digital channels.
Mitek’s solutions are specifically designed to help organizations detect and prevent these advanced forms of manipulation. The Company’s platform incorporates multilayered security capabilities, including biometric validation, passive and active liveness detection, device and behavioral analysis, and deepfake detection. These capabilities work in concert to identify signs of synthetic or altered content and validate the authenticity of users in real time.
To stay ahead of emerging threats, Mitek continues to invest in research and development across fraud, data, AI, identity science, and anti-manipulation technologies. These efforts support the Company’s ability to adapt to the evolving threat landscape and help customers maintain trust, compliance, and security in high-risk digital environments.
Global Reach and Distribution
Mitek’s solutions are delivered globally through a combination of direct sales and strategic channel partnerships. The Company operates in North America, United Kingdom and Europe and maintains relationships with technology, fraud, and identity providers that integrate Mitek’s solutions into their platforms. These relationships extend the reach of the Company’s products and services across key verticals where trust, compliance, and digital security are essential as well as into new geographies.
Corporate Vision
Mitek’s purpose is to protect what is real across digital interactions in a world of evolving threats. The Company is focused on enabling trust, security, and compliance across the digital landscape by providing organizations with the tools they need to authenticate identities, prevent fraud, and secure high-risk transactions.
Mitek’s technology portfolio supports critical identity and fraud prevention functions across regulated and high-risk sectors, including financial services, fintech, telecommunications, healthcare and digital commerce. By combining proven technologies with continuous innovation, Mitek is positioned to meet the evolving needs of its customers and partners and address the increasingly complex challenges of the global threat environment.
Fiscal Year 2025 Highlights

•Revenues for the twelve months ended September 30, 2025 were $179.7 million, an increase of 4% compared to revenues of $172.1 million for the twelve months ended September 30, 2024.
•Net income was $8.8 million, or $0.19 per diluted share, for the twelve months ended September 30, 2025, compared to net income of $3.3 million, or $0.07 per diluted share, for the twelve months ended September 30, 2024.
•Cash provided by operating activities was $55.3 million for the twelve months ended September 30, 2025, compared to $31.7 million for the twelve months ended September 30, 2024.
•During fiscal 2025 the total number of financial institutions licensing our technology continued to exceed 7,000.
•We added new patents to our portfolio during fiscal year 2025, bringing our total number of issued patents to 110 as of September 30, 2025. In addition, we had 25 patent applications outstanding as of September 30, 2025.
Market Opportunities, Challenges, & Risks
See Item 1: “Business” for details regarding additional market opportunities, challenges and risks.
Results of Operations
Comparison of the Twelve Months Ended September 30, 2025 and 2024
The following table summarizes certain aspects of our results of operations for the twelve months ended September 30, 2025 compared to the twelve months ended September 30, 2024 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2025	2024	2025	2024	$	%
Revenue
Software license and hardware	$74,086	$81,872	41%	48%	(7,786)	(10)%
SaaS, maintenance, and other	105,605	90,211	59%	52%	15,394	17%
Total revenue	$179,691	$172,083	100%	100%	7,608	4%
Cost of revenue (exclusive of depreciation & amortization)	26,787	24,395	15%	14%	2,392	10%
Selling and marketing	41,516	40,769	23%	24%	747	2%
Research and development	35,284	34,642	20%	20%	642	2%
General and administrative	44,332	52,993	25%	31%	(8,661)	(16)%
Amortization and acquisition-related costs	14,142	15,291	8%	9%	(1,149)	(8)%
Restructuring costs	840	1,762	—%	1%	(922)	(52)%
Interest expense	9,779	9,259	5%	5%	520	6%
Other income (expense), net	4,598	6,119	3%	4%	(1,521)	(25)%
Income tax benefit (provision)	(2,813)	4,187	2%	2%	(7,000)	(167)%
Net income (loss)	8,796	3,278	5%	2%	5,518	168%
Revenue

Total revenue increased $7.6 million, or 4%, to $179.7 million in 2025 compared to $172.1 million in 2024. Software license and hardware revenue decreased $7.8 million, or 10%, to $74.1 million in 2025 compared to $81.9 million in 2024. This decrease is primarily due to lower multi-year term license revenue renewal of our Mobile Deposit® software products and a decrease in sales of our legacy identity verification software products in 2025. SaaS, maintenance, and other revenue increased $15.4 million, or 17%, to $105.6 million in 2025 compared to $90.2 million in 2024, primarily due to strong growth in SaaS revenue from our Mobile Verify®, HooYu, MiVIP, Mobile Deposit®, and Check Fraud Defender products, partially offset by a decrease in sales of our legacy identity verification products in 2025 compared to 2024.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services, professional services, and software support, hosting costs, and the costs of royalties for third party products embedded in our products and excludes depreciation and amortization. Cost of revenue increased $2.4 million, or 10%, to $26.8 million in 2025 compared to $24.4 million in 2024. The increase in cost of revenue is primarily due to a related increase in transactional SaaS revenue, partially offset by a decrease in costs due to a decline in sales of our legacy identify verification software license and hardware products in 2025 compared to 2024.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, sales operations, sales engineering and customer success personnel. Selling and marketing expenses also include advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.7 million, or 2%, to $41.5 million in 2025 compared to $40.8 million in 2024. The increase in selling and marketing expense is primarily due to higher personnel-related costs due to increased headcount, partially offset by lower other costs in 2025 compared to 2024.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third-party contractor expenses, and other headcount-related costs associated with research, engineering and mobile capture science and product management personnel. Research and development expenses increased $0.6 million, or 2%, to $35.3 million in 2025 compared to $34.6 million in 2024. The increase in research and development expenses is primarily due to higher personnel-related costs and higher third-party contractor expenses, partially offset by lower other costs in 2025 compared to 2024.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third-party legal, accounting, and other administrative costs. General and administrative expenses decreased $8.7 million, or 16%, to $44.3 million in 2025 compared to $53.0 million in 2024. The decrease was primarily due to a decrease in audit, accounting and tax fees, lower third-party and professional fees, lower executive transition costs, lower legal and other costs, partially offset by higher personnel-related costs as we continue to replace full-time consultants with full-time employees in 2025 compared to 2024.
Amortization and Acquisition-Related Costs
Amortization and acquisition-related costs include amortization of acquired intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $1.1 million, or 8%, to $14.1 million in 2025 compared to $15.3 million in 2024. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized in 2025 compared to 2024.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.8 million in 2025 and related to a restructuring that occurred in the first quarter of fiscal 2025. Restructuring costs were $1.8 million in 2024 and related to expenses incurred to relocate employees and a restructuring that occurred in the third quarter of fiscal 2024.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon and special interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $9.8 million in 2025 and consisted of $8.6 million of amortization of debt discount and issuance costs and $1.2 million of interest incurred. Interest expense was $9.3 million in 2024 and consisted of $8.1 million of amortization of debt discount and issuance costs and $1.2 million of interest incurred. As we amortize the debt discount and issuance costs using the effective interest method, amortization expense increases over the term of the agreement.

Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net decreased $1.5 million, to net income of $4.6 million in 2025 compared to net income of $6.1 million in 2024 primarily due to a decrease in interest income net of amortization, higher foreign currency transactional losses, and a loss on extinguishment related to our Amended Credit Agreement in 2025 compared to 2024.
Income Tax Benefit (Provision)
The income tax provision for 2025 was $2.8 million which yielded an effective tax rate of 24% compared to an income tax benefit of $4.2 million which yielded an effective tax rate of 461% in 2024. The income tax benefit for 2024 is primarily due to our negative pre-tax book income for the year. Our effective tax rate for fiscal year 2024 and 2025 were higher than the U.S. federal statutory rate of 21% due to the impact of non-deductible expenses, release of valuation allowances in certain of the foreign jurisdictions, generation of tax credits and state taxes on our tax provision.
Twelve Months Ended September 30, 2024 and 2023
For a discussion of the twelve months ended September 30, 2024 compared to the twelve months ended September 30, 2023, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the twelve months ended September 30, 2024, filed with the SEC on December 16, 2024, which is available free of charge on the SEC’s website at https://www.sec.gov and on our website at investors.miteksystems.com.
Liquidity and Capital Resources
Cash generated from operations and proceeds from the issuance of the 2026 Notes (as defined below) have historically been our primary sources of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and the Amended Credit Agreement (as defined below). On September 30, 2025, we had $196.5 million in cash and cash equivalents and investments compared to $141.8 million on September 30, 2024, an increase of $54.7 million, or 39%. The increase in cash and cash equivalents and investments is primarily due to cash flows from operations of $55.3 million partially offset by repurchases of our common stock, par value $0.001 per share (“Common Stock”) of $4.7 million.
In summary, our cash flows from continuing operations were as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2025	2024	2023
Cash provided by (used in) operating activities	$55,340	$31,688	$31,586
Cash provided by (used in) investing activities	5,835	28,746	(6,784)
Cash provided by (used in) financing activities	(1,846)	(25,882)	1,701
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during fiscal 2025 was $55.3 million and resulted primarily from net income of $8.8 million, net non-cash charges of $33.2 million, and favorable changes in operating assets and liabilities of $13.3 million. The increase in cash provided by operating activities during fiscal 2025 compared to fiscal 2024 of $23.7 million was primarily due to an increase in net income and the related increase in income taxes payable due to the timing of income tax payments in fiscal 2025, an increase in stock-based compensation expense, and an increase in deferred revenue.
Net cash provided by operating activities during fiscal 2024 was $31.7 million and resulted primarily from net income of $3.3 million, net non-cash charges of $27.0 million, and unfavorable changes in operating assets and liabilities of $1.4 million. The increase in cash provided by operating activities during fiscal 2024 compared to fiscal 2023 of $0.1 million was primarily due to an increase in cash resulting from a decrease in contract assets and increase in deferred revenue, offset by lower cash provided by net income and net non-cash charges in fiscal 2024.
Cash Flows from Investing Activities
Net cash provided by investing activities was $5.8 million during fiscal 2025, which consisted primarily of net maturities and sales of investments of $7.0 million, partially offset by capital expenditures of $1.2 million. The decrease in cash provided by investing activities during fiscal 2025 compared to fiscal 2024 was primarily due to a decrease in net maturities of investments.

Net cash provided by investing activities was $28.7 million during fiscal 2024, which consisted primarily of capital expenditures of $1.4 million, and net sales and maturities of investments of $30.2 million. The increase in cash provided by investing activities during fiscal 2024 compared to fiscal 2023 was primarily due to an increase in net sales and maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $1.8 million during fiscal 2025, primarily due to repurchases and retirements of Common Stock of $4.7 million, and payment of debt issuance costs of $0.2 million, partially offset by $1.7 million of net proceeds from the issuance of Common Stock under our equity plans and proceeds from other borrowings of $1.4 million. The decrease in cash used in financing activities during fiscal 2025 compared to fiscal 2024 was primarily due to lower repurchases and retirements of Common Stock and the payment of acquisition-related consideration during fiscal 2024.
Net cash used in financing activities was $25.9 million during fiscal 2024, primarily due to repurchases and retirements of Common Stock of $24.2 million, the payment of $4.6 million of acquisition-related contingent consideration, and payment of revolving credit line issuance costs of $0.3 million, partially offset by $1.9 million of net proceeds from the issuance of Common Stock under our equity plans and $1.5 million of net proceeds from other borrowings. The decrease in cash used in financing activities during fiscal 2024 compared to fiscal 2023 was primarily due to the share repurchase program that was approved in May 2024 and the payment of acquisition-related contingent consideration.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional
Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of September 30, 2025, the Company was in compliance with the covenants in the Indenture.
The net proceeds from the 2026 Notes were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes bear interest from February 5, 2021 at a rate of 0.750% per year payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended on June 30, 2021, if the last reported sale price per share of the Company’s Common Stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; and (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of the 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company (i) receives stockholder approval to increase the number of authorized shares of the Common Stock and (ii) reserves such amount of shares of the Common Stock for future issuance as required pursuant to the indenture that will govern the 2026 Notes. The conversion rate for the 2026 Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.
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
In addition, the Warrant Transactions provided us with the ability to sell up to 7.4 million shares of our Common Stock. The Warrant Transactions will expire ratably during the 80 trading days commencing on and including May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. We received $23.9 million in cash proceeds from the Warrant Transactions. As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter.
As of December 11, 2025, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 8. “Debt” of the notes to the consolidated financial statements included in this Form 10-K for more information relating to the Notes Hedge and Warrant Transactions.
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
The Amended Credit Agreement provides for, among other things, (i) the establishment of a delayed draw term loan (the “Term Loan”) in an aggregate principal amount of up to $75.0 million that may be drawn prior to February 28, 2026 for the sole purpose of paying amounts outstanding under the 2026 Notes due February 1, 2026 and customary fees and expenses in connection therewith, (ii) a revolving line of credit (the “Revolving Line”) whereby the Company may borrow up to $25.0 million with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Term Loan and Revolving Line are secured on a first priority basis by the Company’s assets.
In connection with the Amended Credit Agreement, the Company incurred issuance costs of $0.2 million which were recorded to Other income (expense), net. The Term Loan and the Revolving Line both mature on May 1, 2030. Commencing on April 1, 2026, the Company must make amortization payments on any advances under the Term Loan at the percentages set forth in the Amendment.
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
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of September 30, 2025, the Company’s net leverage ratio was 1.06 to 1.00 and as such, the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement. There were no outstanding borrowings under the Amended Credit Agreement as of September 30, 2025.
Other Borrowings

The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear interest rates ranging from 0% to 3.72%. As of September 30, 2025, $4.3 million was outstanding under these agreements and $0.3 million and $4.0 million are recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2024, $2.7 million was outstanding under these agreements and approximately $0.3 million and $2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
Share Repurchase Program
On May 13, 2024, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of our Common Stock. The share repurchase program was effective as of May 16, 2024 and will expire on May 16, 2026. The timing, price and actual number of shares of Common Stock repurchased will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may be made from time to time (i) through open market purchases, block trades, privately negotiated transactions, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any combination of the foregoing, in each case in accordance with applicable laws, rules and regulations or (ii) in such other manner as will comply with the provisions of the Exchange Act. The share repurchase program does not require the Company to repurchase shares of its Common Stock and it may be discontinued, suspended or amended at any time.
During the twelve months ended September 30, 2025, the Company made purchases of approximately $4.7 million or 527,172 shares, at an average price of $8.98 per share and subsequently retired the shares. During twelve months ended September 30, 2024, the Company made purchases of approximately $24.2 million or 2,247,504 shares, at an average price of $10.78 per share and subsequently retired the shares. Total purchases made under the share repurchase program were $29.0 million as of September 30, 2025 and the repurchased shares were retired.
During the period beginning October 1, 2025 through December 10, 2025, the Company made purchases of $7.8 million, or 865,842 shares at an average price of $9.01 per share.
Lease Obligations
Our principal executive offices are located in approximately 7,500 square feet of office space in San Diego, California and the term of the lease continues through August 13, 2031. The average annual base rent under this lease is approximately $0.3 million per year. In connection with this lease, we received tenant improvement allowances totaling approximately $0.1 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease.
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; Leeds, United Kingdom; and London, United Kingdom. Other than the lease for our office space in San Diego, California, we do not believe that the leases for our offices are material lease obligations.
Other Liquidity Matters
On September 30, 2025, we had investments of $42.3 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, asset-backed securities, foreign government and agency securities, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At September 30, 2025, we had $38.9 million of our available-for-sale securities classified as current and $3.5 million of our available-for-sale securities classified as long-term. At September 30, 2024, we had $36.9 million of our available-for-sale securities classified as current and $11.4 million of our available-for-sale securities classified as long-term.
We had working capital of $39.5 million at September 30, 2025 compared to $142.9 million at September 30, 2024. The decrease in working capital is the result of reclassifying the 2026 Notes of $152.2 million to current liabilities at September 30, 2025 as the 2026 Notes mature on February 1, 2026. Our material cash requirements include repayment of the 2026 Notes as well as those related to leases as described in Note 10. “Leases” of the notes to the consolidated financial statements included in this Form 10-K. We intend to utilize proceeds from the Amended Credit Agreement along with cash and cash equivalents to repay the 2026 Notes. Based on our current operating plan we believe the current cash and cash equivalents, cash received from proceeds under the Amended Credit Agreement, and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed for the foreseeable future.
Critical Accounting Estimates
Our discussion and analysis of our financial conditions and results of operations are based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure. Critical accounting estimates are those that involve a significant level of estimation uncertainty and had, or are reasonably likely to have, a material impact on our financial condition or results of operations. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about these estimates. Actual results may differ from these estimates. We have critical accounting estimates in the areas of revenue recognition, fair value of equity instruments and income taxes.
Revenue Recognition
We enter into contractual arrangements with integrators, resellers, and directly with our customers that may include multiple performance obligations such as software licenses, product support and maintenance services, SaaS services, consulting services, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in Note 2 of the accompanying notes to our consolidated financial statements included in this Form 10-K.
A performance obligation is a promise in a contact with a customer to transfer products or services that are distinct. Determining whether products and services are distinct performance obligations that should be accounted for separately or combined as one unit of account may require significant judgment. We allocate the transaction price to each performance obligation on a relative standalone selling price (“SSP”) basis. We determine SSP by considering our internal pricing guidelines, discounts, and market conditions. For items that are not sold separately, we estimate SSP based on available information and relevant market and contractual factors. Significant judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount we expect to receive in exchange for the related good or service.
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
Fair Value of Equity Instruments
The valuation of certain items, including compensation expense related to equity awards granted, involves significant estimates based on underlying assumptions made by management. The valuation of performance options, and similar awards are based upon the Monte-Carlo simulation, which involves estimates of our stock price, expected volatility, and the probability of reaching the performance targets.
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

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including government securities, corporate debt securities, and commercial paper. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. As of September 30, 2025, our marketable securities had remaining maturities between approximately one and 16 months and a fair market value of $42.3 million, representing 9% of our total assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specific in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
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
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of its internal control over financial reporting as of September 30, 2025 using the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on the results of that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2025.
The effectiveness of our internal control over financial reporting as of September 30, 2025, has been audited by BDO USA, P.C., an independent registered public accounting firm, and their attestation is included herein.
Remediation of Certain Previously Identified Material Weaknesses in Internal Control over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2024 due to the previously reported material weaknesses listed below, which continued to exist as of September 30, 2024:

1.Management did not maintain effective controls related to the financial statement close process to ensure the completeness and accuracy of certain amounts and disclosures, specifically related to balance sheet account reconciliations and the Company’s review and preparation of the consolidation and financial statements.
2.Management did not design and maintain effective controls to ensure proper revenue recognition, including the accounting review of customer contracts.
3.Management did not perform sufficient risk assessment procedures in order to design and implement effective controls, including consideration of improper segregation of duties, for substantially all of the Company’s financial statement areas.
4.Management did not design or maintain controls to verify the completeness and accuracy of information used by control owners in the operation of controls across substantially all of the Company’s financial statement areas.
5.Management did not maintain sufficient evidence of the operation of certain management review controls and activity level controls across substantially all of the Company’s financial statement areas.
Following the identification of these material weaknesses and continuing through the year ended September 30, 2025, management executed its remediation plan for these material weaknesses, including:
•Conducted training for all employees who are key control owners, including an added focus on the importance of key information being used in the execution of their control procedures and how to properly document the completeness and accuracy of that information;
•Created internal working groups and standard checklists to ensure the appropriate accounting review of customer contracts, including creating key controls that address each of the five steps under ASC 606;
•Standardized terms and conditions for certain sales contracts to reduce complexity.
•Deployed a close management tool to ensure completeness and accuracy of account reconciliations and procedures;
•Implemented standard templates and processes to ensure consistency in financial reporting across legal entities;
•Completed a detailed risk assessment process across substantially all financial statement areas, including systems, reports and other information to ensure management has identified and implemented key controls to address risks identified as material;
•Designed, tested and implemented new user roles and workflows across multiple systems to mitigate systemic system issues and ensure segregation of duties issues have been identified and mitigated;
•Standardized process involved in the order-to-cash management and billing cycles to reduce complexity; and
•Enhanced a quarterly subcertification process for all key control owners as a mechanism to strengthen internal information sharing and to help further support the CEO’s and CFO’s certifications and the accuracy of our financial statements and disclosures.
As a result of these remediation activities, management has determined that management’s controls were designed appropriately and at a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that all the material weaknesses previously identified as of September 30, 2024 have been remediated as of September 30, 2025.
Changes in Internal Control over Financial Reporting
Except as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.
None.

ITEM  9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2025.

The Company has adopted an insider trading compliance policy and program applicable to the Company’s directors, officers and employees, as well as the Company itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations and the Nasdaq listing standards. The foregoing summary of the Company’s insider trading compliance policy and program does not purport to be complete and is qualified in its entirety by reference to the full text thereof attached hereto as Exhibit 19.1.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2025.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2025.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2026 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2025.

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

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Third Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(4)

4.1	Description of Equity Securities Registered under Section 12 of the Exchange Act.	*

4.2	Indenture, dated as of February 5, 2021, between Mitek Systems, Inc. and UMB Bank, National Association.	(5)

10.1	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(6)

10.2	Mitek Systems, Inc. Amended and Restated 2020 Incentive Plan.	*

10.3	Forms of equity award agreements under the Amended and Restated 2020 Incentive Plan	*

10.4	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended, and the forms of agreement related thereto.	(6)

10.5	Mitek Systems, Inc. 401(k) Savings Plan.	(7)

10.6	Executive Employment Agreement, dated October 1, 2024, by and between Mitek Systems, Inc. and Edward H. West.	(8)

10.7	Inducement Performance Restricted Stock Unit Award Agreement, dated as of October 1, 2024, by and between Edward H. West and Mitek Systems, Inc.	(8)

10.8	Inducement Performance Restricted Stock Unit Award Agreement, dated as of October 1, 2024, by and between Edward H. West and Mitek Systems, Inc.	(8)

10.9	Inducement Restricted Stock Unit Award Agreement, dated as of October 1, 2024, by and between Edward H. West and Mitek Systems, Inc.	(8)

10.10#	Mitek Systems, Inc. 2025 Annual Incentive Plan	(9)

10.11#	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(7)

10.12#	Executive Severance and Change of Control Plan, dated August 10, 2017, by and between Mitek Systems, Inc. and Michael Diamond.	(10)

10.13#	Executive Employment Agreement, dated April 25, 2025, by and between Mitek Systems, Inc. and Garrett Gafke.	(11)

10.14#	Inducement Performance Restricted Stock Unit Award Agreement, dated as of April 25, 2025, by and between Garrett Gafke and Mitek Systems, Inc.	(11)

10.15#	Inducement Restricted Stock Unit Award Agreement, dated as of April 25, 2025, by and between Garrett Gafke and Mitek Systems, Inc.	(11)

10.16#	Form of Executive Severance and Change of Control Plan.	(10)

10.17#	Form of Indemnification Agreement.	(1)

10.18#	Mitek Systems, Inc. Employee Stock Purchase Plan	(12)

10.19	Offer Letter, dated December 1, 2023, by and between Mitek Systems, Inc. and David Lyle.	(3)

10.20	Loan and Security Agreement, dated February 13, 2024, by and among Silicon Valley Bank, Mitek Systems, Inc. A2IA Corp and ID R&D, Inc.	(13)

10.21	First Amendment to Loan and Security Agreement, dated as of May 7, 2025, by and among Mitek Systems, Inc., A2iA Corp., ID R&D, Inc., and Silicon Valley Bank, a division of First Citizens Bank & Trust Company.	(14)

19.1	Mitek Systems, Inc. Insider Trading Policy	(15)

21.1	List of Subsidiaries	*

23.1	Consent of BDO USA, P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97*	Mitek Systems, Inc. Clawback Policy	(3)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	The Cover Page Interactive Data File, formatted in Inline XBRL (included in Exhibit 101)	*
______________________________________________________

*	Filed herewith.
**
Non-material schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

+	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023 filed with the SEC on March 19, 2024.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021.
(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2017.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2025.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2025.
(12)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 22, 2018.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2024.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2025.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024 filed with the SEC on December 16, 2024.

ITEM  16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 11, 2025	MITEK SYSTEMS, INC.

	By:	/s/ Edward West
Edward H. West
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Edward H. West, David Lyle, and Jason Gray, his or her true and lawful agent and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward H. West	Chief Executive Officer, Director	December 11, 2025
Edward H. West	(Principal Executive Officer)

/s/ David Lyle	Chief Financial Officer	December 11, 2025
David Lyle	(Principal Financial and Accounting Officer)

/s/ Scott Carter	Chair of the Board of Directors	December 11, 2025
Scott Carter

/s/ James Fay	Director	December 11, 2025
James Fay

/s/ Rahul Gupta	Director	December 11, 2025
Rahul Gupta

/s/ Susan J. Repo	Director	December 11, 2025
Susan J. Repo

/s/ Mark Rossi	Director	December 11, 2025
Mark Rossi

/s/ Kimberly S. Stevenson	Director	December 11, 2025
Kimberly S. Stevenson

/s/ Donna Wells	Director	December 11, 2025
Donna Wells

INDEX TO FINANCIAL STATEMENTS
MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mitek Systems, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 11, 2025, expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Identification of Distinct Performance Obligations

As described in Notes 1 and 2 to the consolidated financial statements, the Company recorded total revenues of $179.7 million for the year ended September 30, 2025. The Company generates revenue primarily from the delivery of licenses and related services to customers (for both on premise and software as a service (“SaaS”) products), as well as the delivery of hardware and professional services. For contracts that contain multiple performance obligations, which include combinations of software licenses, maintenance, and services, the Company accounts for individual goods or services as separate performance obligations if they are distinct or as a combined performance obligation if non-distinct.

We determined that the identification of distinct performance obligations is a critical audit matter. Significant judgment can be required to identify the promised goods or services in a contract and evaluate whether they are distinct performance obligations.

Auditing these elements involved especially challenging auditor judgment, due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:
•Evaluating management’s accounting policies and practices, including management’s judgments relating to the identification of promised goods or services and evaluation of whether they are distinct or non-distinct performance obligations.
•Testing management’s identification of distinct performance obligations in revenue contracts through the inspection of a sample of revenue contracts and underlying order documents.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2022.

Chicago, Illinois
December 11, 2025

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mitek Systems, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Mitek Systems, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes, and our report dated December 11, 2025, expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Chicago, Illinois
December 11, 2025

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$154,153	$93,456
Short-term investments	38,858	36,884
Accounts receivable, net	36,811	31,682
Contract assets, current portion	12,687	15,818
Prepaid expenses	3,050	4,514
Other current assets	2,935	2,697
Total current assets	248,494	185,051
Long-term investments	3,464	11,410
Property and equipment, net	2,314	2,564
Right-of-use assets	2,624	4,662
Intangible assets, net	39,799	54,137
Goodwill	133,457	131,574
Deferred income tax assets	25,334	19,145
Contract assets, non-current portion	1,405	3,620
Other non-current assets	2,218	1,590
Total assets	$459,109	$413,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,874	$7,236
Accrued payroll and related taxes	16,837	10,324
Accrued liabilities	343	424
Deferred revenue, current portion	29,061	21,231
Lease liabilities, current portion	890	805
Convertible senior notes	152,216	—
Other current liabilities(1)	5,813	2,127
Total current liabilities	209,034	42,147
Convertible senior notes	—	143,601
Deferred revenue, non-current portion	1,085	753
Lease liabilities, non-current portion	2,080	4,230
Deferred income tax liabilities	295	3,889
Other non-current liabilities	6,357	4,332
Total liabilities	218,851	198,952
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding, as of September 30, 2025 and 2024	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 45,636,531 and 44,998,939 issued and outstanding, as of September 30, 2025 and 2024, respectively	46	45
Additional paid-in capital	265,835	247,326
Accumulated other comprehensive income (loss)	586	(2,302)
Accumulated deficit	(26,209)	(30,268)
Total stockholders’ equity	240,258	214,801
Total liabilities and stockholders’ equity	$459,109	$413,753
(1) September 30, 2024 consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	For the twelve months ended September 30,
	2025	2024	2023
Revenue
Software license and hardware	$74,086	$81,872	$88,374
SaaS, maintenance, and other	105,605	90,211	84,178
Total revenue	179,691	172,083	172,552
Operating costs and expenses
Cost of revenue—software license and hardware (exclusive of depreciation & amortization)	218	309	1,413
Cost of revenue—SaaS, maintenance, and other (exclusive of depreciation & amortization)	26,569	24,086	21,538
Selling and marketing	41,516	40,769	40,551
Research and development	35,284	34,642	28,988
General and administrative	44,332	52,993	43,338
Amortization and acquisition-related costs	14,142	15,291	19,046
Restructuring costs	840	1,762	2,114
Total operating costs and expenses	162,901	169,852	156,988
Operating income (loss)	16,790	2,231	15,564
Interest expense	9,779	9,259	9,063
Other income (expense), net	4,598	6,119	3,840
Income (loss) before income taxes	11,609	(909)	10,341
Income tax benefit (provision)	(2,813)	4,187	(2,314)
Net income (loss)	$8,796	$3,278	$8,027
Net income (loss) per share—basic	$0.19	$0.07	$0.18
Net income (loss) per share—diluted	$0.19	$0.07	$0.17
Shares used in calculating net income (loss) per share—basic	45,716	46,560	45,533
Shares used in calculating net income (loss) per share—diluted	46,926	47,468	46,461
Comprehensive income (loss)
Net income (loss)	$8,796	$3,278	$8,027
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	2,956	11,634	13,093
Unrealized gain (loss) on investments, net of tax benefit/(expense) of $21, $(93), and $(273)	(68)	301	889
Other comprehensive income (loss), net of tax	2,888	11,935	13,982
Comprehensive income (loss)	$11,684	$15,213	$22,009

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2022	44,680	$44	$216,493	$(28,219)	$(17,339)	$170,979
Exercise of stock options	100	—	727	—	—	727
Settlement of restricted stock units	689	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	122	—	1,010	—	—	1,010
Stock-based compensation expense	—	—	10,463	—	—	10,463
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	8,027	8,027
Currency translation adjustment	—	—	—	13,093	—	13,093
Change in unrealized gain (loss) on investments	—	—	—	889	—	889
Balance, September 30, 2023	45,591	$46	$228,691	$(14,237)	$(9,312)	$205,188
Exercise of stock options	274	—	1,889	—	—	1,889
Settlement of restricted stock units	975	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	89	—	652	—	—	652
Acquisition-related shares issued	311	—	3,471	—	—	3,471
Stock-based compensation expense	—	—	12,624	—	—	12,624
Repurchases and retirement of common stock	(2,241)	(2)	—	—	(24,234)	(24,236)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	3,278	3,278
Currency translation adjustment	—	—	—	11,634	—	11,634
Change in unrealized gain (loss) on investments	—	—	—	301	—	301
Balance, September 30, 2024	44,999	$45	$247,326	$(2,302)	$(30,268)	$214,801
Exercise of stock options	160	—	322	—	—	322
Settlement of restricted stock units	836	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	176	—	1,379	—	—	1,379
Stock-based compensation expense	—	—	16,810	—	—	16,810
Repurchases and retirement of common stock	(534)	(1)	—	—	(4,737)	(4,738)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	8,796	8,796
Currency translation adjustment	—	—	—	2,956	—	2,956
Change in unrealized gain (loss) on investments	—	—	—	(68)	—	(68)
Balance, September 30, 2025	45,637	$46	$265,835	$586	$(26,209)	$240,258

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the twelve months ended September 30,
	2025	2024	2023
Operating activities:
Net income (loss)	$8,796	$3,278	$8,027
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	16,810	12,624	10,463
Loss on extinguishment of revolving credit line	309	—	—
Amortization of intangible assets	14,143	15,156	16,992
Amortization of costs capitalized to obtain revenue contracts(1)	1,896	1,662	1,514
Depreciation expense	1,315	1,755	1,727
Bad debt expense(1)	803	647	737
Amortization of investment premiums & other	(1,107)	(2,624)	(722)
Accretion and amortization on debt securities	8,614	8,085	7,546
Net changes in estimated fair value of acquisition-related contingent consideration	—	136	2,056
Deferred taxes	(9,576)	(10,434)	(5,496)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable(1)	(5,697)	489	3,579
Contract assets	5,489	4,600	(12,471)
Other assets(1)	(1,293)	(1,534)	(2,638)
Accounts payable	(3,371)	(450)	2,535
Accrued payroll and related taxes	6,362	240	18
Income taxes payable	2,530	(4,560)	5,577
Deferred revenue	7,949	3,221	(5,217)
Restructuring accrual	—	—	(977)
Other liabilities	1,368	(603)	(1,664)
Net cash provided by (used in) operating activities	55,340	31,688	31,586
Investing activities:
Purchases of investments	(40,610)	(62,433)	(71,733)
Maturities of investments(1)	46,250	92,617	66,250
Sales of investments(1)	1,350	—	—
Acquisitions, net of cash acquired	—	—	(267)
Purchases of property and equipment, net	(1,155)	(1,438)	(1,034)
Net cash provided by (used in) investing activities	5,835	28,746	(6,784)
Financing activities:
Payment of debt issuance costs	(224)	(290)	—
Proceeds from the issuance of equity plan common stock	1,701	1,889	1,737
Repurchases and retirements of common stock	(4,738)	(24,180)	—
Payment of acquisition-related contingent consideration	—	(4,641)	—
Proceeds from other borrowings	1,691	1,496	—
Principal payments on other borrowings	(276)	(156)	(36)
Net cash provided by (used in) financing activities	(1,846)	(25,882)	1,701
Foreign currency effect on cash and cash equivalents	1,368	(9)	351
Net increase in cash and cash equivalents	60,697	34,543	26,854
Cash and cash equivalents at beginning of period	93,456	58,913	32,059
Cash and cash equivalents at end of period	$154,153	$93,456	$58,913
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,164	$1,274	$1,413
Cash paid for income taxes	$9,087	$11,989	$3,836
Supplemental disclosures of non-cash investing and financing activities:
Acquisition-related shares issued	$—	$3,471	$—
Unrealized holding gain (loss) on available-for-sale investments	$(68)	$301	$889
1) Consolidated statement of cash flows for the twelve months ended September 30, 2023 reflect revisions and reclassifications to conform to the current year presentation.
See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2025, 2024, AND 2023

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a global provider of digital identity verification and fraud prevention solutions. We are a software development company with expertise in artificial intelligence (“AI”) and machine learning. We currently serve more than 7,000 organizations globally, including financial institutions, financial technology (“fintech”) companies, telecommunications providers, and digital marketplaces. Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology, and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek services through their respective platforms.
Summary of Significant Accounting Policies
Basis of Presentation
The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
A reclassification has been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. Accrued interest payable and income tax payables were presented separately in the consolidated balance sheet as of September 30, 2024; however, they have been included in the other current liabilities line in the consolidated balance sheet as of September 30, 2025.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. The Company recorded net gains in the consolidated statements of operations and comprehensive income (loss) resulting from foreign exchange transactions of $0.4 million and $1.0 million for the twelve months ended September 30, 2025 and 2024, respectively. The Company recorded net losses in the consolidated statements of operations and comprehensive income (loss) resulting from foreign exchange transactions of $0.7 million for the twelve months ended September 30, 2023.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenue, expenses, deferred taxes, and related disclosures. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, assessing for impairment of goodwill, useful lives of intangible assets, standalone selling price related to revenue recognition, estimated variable consideration in contracts, contingent consideration, and income taxes.
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
1)Identification of the contract, or contracts, with a customer

2)Identification of the performance obligations in the contract
3)Determination of the transaction price
4)Allocation of the transaction price to the performance obligations in the contract
5)Recognition of revenue when, or as, performance obligations are satisfied
Note 2 describes the nature of the Company’s primary types of revenue and the revenue recognition policies and payment terms as they pertain to the types of transactions the Company enters into with its customers.
Contract Balances: The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed or unbilled), contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. The Company records an unbilled receivable when revenue is recognized and it has an unconditional right to invoice and receive payment. The Company reports net contract asset or liability positions on a contract by contract basis at the end of each reporting period. Unbilled receivables are included within accounts receivable on the consolidated balance sheets and were $2.0 million and $0.4 million as of September 30, 2025 and 2024, respectively.
Contract Costs: The Company defers incremental and recoverable costs to obtain a contract, consisting primarily of sales commissions, which are payable only if a contract is obtained or renewed. Such costs are capitalized and amortized using a portfolio approach consistent with the pattern of transfer of the good or service to which the asset relates. We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We apply a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less. Contract costs are recorded in other current and non-current assets in the consolidated balance sheets.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.8 million, $1.8 million, and $2.1 million for the twelve months ended September 30, 2025, 2024, and 2023, respectively.
Net Income (Loss) Per Share
Basic net income (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), performance-based restricted stock units (“performance RSUs”), stock options, Performance Options (as defined below), and Employee Stock Purchase Plan ("ESPP") shares, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss per share is the same.
For the twelve months ended September 30, 2025, 2024, and 2023, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	2025	2024	2023
Stock options	330	335	437
RSUs	2,004	1,646	1,455
ESPP common stock equivalents	11	8	6
Performance options	687	680	755
Performance RSUs	1,157	303	268
Convertible senior notes	7,448	7,448	7,448
Warrants	7,448	7,448	7,448
Total potentially dilutive common shares outstanding	19,085	17,868	17,817

The calculation of basic and diluted net income (loss) per share for the twelve months ended September 30, 2025, 2024, and 2023, is as follows (amounts in thousands, except per share data):

	2025	2024	2023
Net income	$8,796	$3,278	$8,027
Weighted-average shares outstanding—basic	45,716	46,560	45,533
Common stock equivalents	1,210	908	928
Weighted-average shares outstanding—diluted	46,926	47,468	46,461
Net income per share:
Basic	$0.19	$0.07	$0.18
Diluted	$0.19	$0.07	$0.17
Concentration of Significant Customers and Assets
For the twelve months ended September 30, 2025, the Company derived revenue of $26.9 million from one customer, with such customer accounting for 15% of the Company’s total revenue. For the twelve months ended September 30, 2024, the Company derived revenue of $29.6 million from the same single customer, with such customer accounting for 17% of the Company's total revenue. For the twelve months ended September 30, 2023, the Company derived revenue of $27.7 million from the same single customer, with such customer accounting for 16% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $3.8 million, $5.5 million, and $2.7 million at September 30, 2025, 2024, and 2023, respectively.
From a geographic perspective, approximately 78% and of the Company’s total long-term assets (excluding long-term investments and deferred income tax assets) as of September 30, 2025 and September 30, 2024, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 17% and 19% of the Company’s total long-term assets excluding goodwill and other intangible assets as of September 30, 2025 and September 30, 2024, respectively, are associated with the Company’s international subsidiaries.
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
The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. If the Company intends to sell an impaired investment or it is more likely than not that the Company will be required to sell the investment prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. Realized gains and losses, amortization of premiums, accretion of discounts, interest, dividend income, and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for credit losses are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $0.1 million, $0.2 million, and $0.1 million of write-offs to the allowance for credit losses for the twelve months ended September 30, 2025, 2024, and 2023, respectively. The Company maintained an allowance for credit losses of $2.8 million, $2.1 million, and $1.5 million as of

September 30, 2025, 2024, and 2023, respectively. Additions to the allowance were $0.8 million, $0.7 million, and $0.7 million during the twelve months ended September 30, 2025, 2024, and 2023, respectively.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings and invests its cash equivalents in highly rated market funds. At times, to the extent eligible, such amounts may exceed federally insured limits. The Company believes that minimal credit risk exists with respect to these investments due to the credit ratings of the financial institutions that hold its short- and long-term investments.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. The following is a summary of property and equipment as of September 30, 2025 and 2024 (amounts in thousands):

	2025	2024
Property and equipment—at cost:
Leasehold improvements	$1,044	$1,195
Machinery and equipment	2,367	2,797
Capitalized software development costs	4,607	4,343
Furniture and fixtures	595	707
	8,613	9,042
Less: accumulated depreciation and amortization	(6,299)	(6,478)
Total property and equipment, net	$2,314	$2,564
Depreciation and amortization of property and equipment are calculated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Depreciation and amortization of property and equipment totaled $1.3 million, $1.8 million, and $1.7 million for the twelve months ended September 30, 2025, 2024, and 2023, respectively. Expenditures for repairs and maintenance are expensed when incurred. Total repairs and maintenance expenses were $0.1 million for each of the twelve months ended September 30, 2025, 2024, and 2023.
Leases
The Company determines if an arrangement is a lease at inception. The lease term begins on the commencement date, which is the date the Company takes possession of the property, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line expense for operating leases.
Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases. ROU assets and lease liabilities are recognized at the commencement date based upon the present value of lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. The Company estimates contingent lease incentives when it is probable that the Company is entitled to the incentive at lease commencement. Since the Company’s leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based upon the information available at commencement date of each lease. The determination of the incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate using the Company’s current secured borrowing rate. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet; instead, lease payments are recognized as lease expenses on a straight-line basis over the lease term. See Note 10 for additional details.
Operating lease assets and liabilities are recognized for leases with lease terms greater than 12 months based on the present value of the future lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.

Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related useful lives should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment of long-lived assets during the twelve months ended September 30, 2025, 2024, or 2023.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. Amortization expense of capitalized development costs would be included in research and development in the consolidated statements of other comprehensive income (loss). For the twelve months ended September 30, 2025, 2024, and 2023, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. The Company had no amortization expense from capitalized software costs during the twelve months ended September 30, 2025, 2024, or 2023.
Qualifying costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. Amortization expense of capitalized development costs are included in research and development in the consolidated statements of other comprehensive income (loss). The Company capitalized $0.9 million, $0.7 million, and $0.7 million of costs related to computer software developed for internal use during the twelve months ended September 30, 2025, 2024, and 2023, respectively. The Company recognized $0.9 million, $0.9 million, and $0.7 million of amortization expense from internal use software during the twelve months ended September 30, 2025, 2024, and 2023, respectively.
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
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit. Management uses its market capitalization as of the test date of July 1 as an approximation of the fair value of the reporting unit. In the fourth quarter of fiscal 2025, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired.
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the twelve months ended September 30, 2025, 2024, or 2023.

Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
The Company provides software and service offerings focused on fraud prevention and check verification. The Company has grown its product and service offerings through both organic development and through acquisitions, which have allowed the Company to expand its offerings, presence and reach in the fraud prevention and check verification markets. While the Company has a number of product and service offerings, and, as a result of prior acquisitions, operates in multiple countries, the Company has one operating segment because the Company’s CODM evaluates the Company’s financial information, allocates resources, and assesses the performance of these resources, on a consolidated basis. While there are different product and service offerings, the Company manages the development, sale, deployment, and support of its offerings in a similar manner.
The Company’s significant segment expenses are the expenses included in operating income and other segment items, which includes other income (expense), net, and the benefit (provision) for income taxes, are included in the Company’s consolidated statement of operations. An additional component of the Company’s measure of profit or loss is net income. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets.
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
Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. See Note 7 for additional details.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax benefit (provision) in the consolidated statements of operations and comprehensive income (loss). See Note 7 for additional details.
Stock-Based Compensation
The Company issues RSUs, stock options, Performance options, and Performance RSUs as awards to its employees. Stock-based compensation expense is measured based on the closing stock price of its common stock, par value $0.001 (“Common Stock”) on the date of grant for RSUs. Additionally, eligible employees may participate in the Company’s ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method. Forfeitures are recorded as they occur. The Company estimates the fair value of stock options and ESPP shares using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. The Company issues shares upon settlement of employee awards from the available shares of the equity plan the award was granted from and does not repurchase shares in subsequent periods. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The Company estimates the fair value of Performance options, Performance RSUs, and similar awards using the Monte-Carlo simulation. The Monte-Carlo simulation requires subjective assumptions, including the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the stock performance targets, and a 20-trading-day average stock price.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products and hosting costs. Depreciation and amortization that are excluded from cost of revenue are included in research and development and selling and marketing on the consolidated statement of operations and other comprehensive income (loss).
Advertising Expense
Advertising costs are expensed as incurred and totaled $1.2 million, $1.4 million, and $1.2 million during the twelve months ended September 30, 2025, 2024, and 2023, respectively.
Research and Development
Research and development costs are expensed in the period incurred.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments.
Adjustments
During 2024, certain adjustments were recorded to the financial statement amounts that related to prior period activity. These adjustments resulted in an increase to revenue in 2024 of $1.4 million, a decrease to stock-based compensation expense within total operating expenses of $0.5 million, and a resulting increase to operating income of $1.9 million. The adjustments were not considered material to the 2024 or prior period financial statements.
Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company adopted ASU 2023-07 in the fourth quarter of fiscal 2025. See “Segment Reporting” in Note 1 for additional details.
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued Accounting Standards Update (“ASU”) No. 2025-06, Intangibles—Goodwill and Other—
Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and for interim periods within those annual periods on a prospective, retrospective, or modified transition basis, with early adoption permitted. The Company is evaluating the effect that ASU 2025-06 will have on its financial statement disclosures.
In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statement disclosures.
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

No other new accounting pronouncement issued or effective during the twelve months ended September 30, 2025 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software License and Hardware
Software license and hardware revenue is generated from on premise software license sales, as well as sales of on premise appliance products which were phased out in fiscal 2024. Software is typically sold as a time-based license with a term of one to three years. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. Our standard payment terms are generally no more than 60 days. Invoices for software are typically issued when the license is made available for customer use.
SaaS, Maintenance, and Other
SaaS, maintenance, and other revenue is generated from the sale of SaaS products and services, maintenance associated with the sale of on premise software licenses and consulting and professional services. The Company’s SaaS offerings give customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or commit to a minimum spend over their contracted period, with the ability to purchase additional transactions above the minimum during the contract term. Revenue related to Pay as You Go contracts are generally recognized based on the customer’s actual usage, in the period of usage. For contracts which include a minimum commitment, the Company is stand-ready to provide the services throughout the contract term, and revenue is primarily recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at historical usage, expected volume, and other factors to project usage for the remainder of the contract term. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. Maintenance and support services generally call for the Company to provide software updates and technical support to customers and is recognized ratably over the term of the contract as this is the period the services are delivered. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. Our standard payment terms are generally no more than 60 days. SaaS (other than Pay as You Go) and maintenance services are typically invoiced annually in advance, and consulting and professional services are typically invoiced at the time of sale.
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
Disaggregation of Revenue
The following tables present the Company's revenue disaggregated by major product category (amounts in thousands):

	Twelve Months Ended September 30,
	2025	2024	2023
Major product category
Fraud and identity solutions
SaaS	$72,415	$59,713	$55,770
Software license and support	15,458	16,529	16,083
Professional services and other	2,060	1,762	2,572
Total fraud and identity solutions revenue	89,933	78,004	74,425
Check verification solutions
SaaS	4,595	3,876	3,679
Software license and support	84,081	89,559	93,545
Professional services and other	1,082	644	903
Total check verification solutions revenue	89,758	94,079	98,127
Total by revenue type
SaaS	77,010	63,588	59,499
Software license and support	99,539	106,088	109,628
Professional services and other	3,142	2,406	3,475
Total revenue	$179,691	$172,083	$172,552
The Company changed the presentation of its disaggregation of revenue in fiscal 2025, as shown in the table above. The Company has included the prior presentation in the table below for comparative purposes.

	Twelve Months Ended September 30,
	2025	2024	2023
Major product category
Deposits software license and hardware	$67,661	$74,108	$78,212
Deposits SaaS, maintenance, and other	35,353	29,450	25,922
Deposits revenue	103,014	103,558	104,134
Identity verification software license and hardware	6,425	7,764	10,162
Identity verification SaaS, maintenance, and other	70,252	60,761	58,256
Identity verification revenue	76,677	68,525	68,418
Total revenue	$179,691	$172,083	$172,552
Total Revenue by Geographic Location
Revenues by geography are determined based on the country of the Company’s contracting entity, which may be different than the country of the customer. Countries for which revenue accounted for more than 10% of the Company’s total revenue for the twelve months ended September 30, 2025, 2024, and 2023 were as follows (amounts in thousands):

	Twelve Months Ended September 30,
	2025	2024	2023
United States	$136,198	$135,344	$134,957
United Kingdom	21,476	17,607	*
All other countries	22,017	19,132	37,595
Total revenue	$179,691	$172,083	$172,552
*Revenues from the United Kingdom were not greater than 10% of the Company’s total revenue for this period and are included in the all other countries total.
Contract Balances
The following table provides information about accounts receivable, contract assets, and contract liabilities from contracts with customers (amounts in thousands):

	September 30, 2025	September 30, 2024	September 30, 2023
Accounts receivable, net	$36,811	$31,682	$32,132
Contract assets, current	12,687	15,818	18,355
Contract assets, non-current	1,405	3,620	5,579
Contract liabilities (deferred revenue), current	29,061	21,231	17,360
Contract liabilities (deferred revenue), non-current	1,085	753	957
Contract assets primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $21.0 million, $16.9 million, and $19.3 million of revenue during the twelve months ended September 30, 2025, 2024, and 2023, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the consolidated balance sheets and were $2.0 million and $0.4 million as of September 30, 2025 and 2024, respectively.
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

Remaining performance obligation consisted of the following (amounts in thousands):

September 30, 2025
Current	$66,533
Non-current	20,910
Total	$87,443
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $4.0 million and $2.7 million at September 30, 2025 and 2024, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. The Company applies the practical expedient and expenses commissions when incurred if the amortization period is one year or less. These costs are included in selling and marketing expenses in the consolidated statement of operations and comprehensive income (loss) and totaled $1.9 million, $1.7 million, and $1.5 million during the twelve months ended September 30, 2025, 2024, and 2023, respectively. There were no impairment losses recognized during the twelve months ended September 30, 2025, 2024, or 2023 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of September 30, 2025 and 2024, respectively (amounts in thousands):

September 30, 2025:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Government and agency securities, short-term	998	—	—	998
Commercial paper, short-term	19,575	1	(1)	19,575
Corporate debt securities, short-term	18,253	34	(2)	18,285
Corporate debt securities, long-term	3,431	33	—	3,464
Total	$42,257	$68	$(3)	$42,322

September 30, 2024:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,841	$1	$(6)	$3,836
Commercial paper, short-term	15,964	20	—	15,984
Corporate debt securities, short-term	17,008	56	—	17,064
Corporate debt securities, long-term	11,328	84	(2)	11,410
Total	$48,141	$161	$(8)	$48,294
Accrued interest receivable of $0.5 million and $0.4 million as of September 30, 2025 and 2024, respectively, is not included in the table below. No other-than-temporary impairment charges were recognized in the twelve months ended September 30, 2025, 2024, and 2023. The Company had no realized gain or loss from the sale of available-for-sale securities during each of the twelve months ended September 30, 2025, 2024, and 2023.
The following table summarizes the fair market value and net carrying value of the available-for-sale securities by contractual maturity as of September 30, 2025 (amounts in thousands):

	Available-for-sale securities
	Cost	Fair Market Value
Due within 1 year	$38,826	$38,858
Due in 1 to 5 years	3,431	3,464
Total	$42,257	$42,322

4. FAIR VALUE MEASUREMENT
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which consists of the following:
•Level 1: Valuation is based on quoted prices (unadjusted) in active markets for identical assets or liabilities;
•Level 2: Valuation is based on observable market-based inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3: Valuation is based on significant unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following tables represent the fair value hierarchy of the Company’s investments as of September 30, 2025 and 2024, respectively (amounts in thousands):

September 30, 2025	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Government and agency securities, short-term	$998	$—	$998	$—
Commercial paper	19,575	—	19,575	—
Corporate debt securities	18,285	—	18,285	—
Total short-term investments at fair value	38,858	—	38,858	—
Long-term investments:
Corporate debt securities	3,464	—	3,464	—
Total long-term investments at fair value	3,464	—	3,464	—

Total assets at fair value	$42,322	$—	$42,322	$—

September 30, 2024	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,836	$—	$3,836	$—
Commercial paper	15,984	—	15,984	—
Corporate debt securities	17,064	—	17,064	—
Total short-term investments at fair value	36,884	—	36,884	—
Long-term investments:
Corporate debt securities	11,410	—	11,410	—
Total long-term investments at fair value	11,410	—	11,410	—

Total assets at fair value	$48,294	$—	$48,294	$—

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $133.5 million and $131.6 million at September 30, 2025 and 2024, respectively, representing the excess of costs over the fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill (amounts in thousands):

Balance at September 30, 2023	$123,548
Foreign currency effect on goodwill	8,026
Balance at September 30, 2024	131,574
Foreign currency effect on goodwill	1,883
Balance at September 30, 2025	$133,457
There was no impairment loss recognized related to goodwill in the twelve months ended September 30, 2025, 2024, or 2023.
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names, and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of September 30, 2025 and 2024 are summarized as follows (amounts in thousands, except for years):

September 30, 2025:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$76,524	$40,120	$36,404
Customer relationships	5.0	5,090	3,583	1,507
Trade names	5.0	6,580	4,692	1,888
Total intangible assets		$88,194	$48,395	$39,799

September 30, 2024:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$88,435	$40,104	$48,331
Customer relationships	5.0	5,000	2,483	2,517
Trade names	5.0	6,470	3,278	3,192
Covenants not to compete	3.0	600	503	97
Total intangible assets		$100,505	$46,368	$54,137
 Amortization expense related to acquired intangible assets was $14.1 million, $15.2 million, and $17.0 million for the twelve months ended September 30, 2025, 2024, and 2023, respectively, and is recorded within amortization and acquisition-related costs on the consolidated statements of operations and comprehensive income (loss). There were no impairment losses recognized related to intangible assets in the twelve months ended September 30, 2025, 2024, and 2023.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts in thousands):

Fiscal Year:	Estimated Future Amortization Expense
2026	$13,240
2027	12,019
2028	10,243
2029	4,297
Total	$39,799

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to RSUs, Performance RSUs, stock options, Performance Options (as defined below), and ESPP shares for the twelve months ended September 30, 2025, 2024, and 2023, which were allocated as follows (amounts in thousands):

	2025	2024	2023
Cost of revenue	$647	$574	$468
Selling and marketing	3,898	3,041	3,023
Research and development	4,206	3,368	2,757
General and administrative	8,059	5,641	4,215
Stock-based compensation expense included in expenses	$16,810	$12,624	$10,463
As of September 30, 2025, the Company had $31.7 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.2 years. The Company recorded tax benefits related to stock-based compensation expense of $1.8 million, $2.0 million, and $1.4 million, during the years ended September 30, 2025, 2024, and 2023, respectively.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 9,608,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of September 30, 2025, (i) 2,545,394 RSUs and 926,415 Performance RSUs were outstanding under the A&R 2020 Plan (as defined below), (ii) 2,804,358 shares of Common Stock were reserved for future grants under the A&R 2020 Plan, and (iii) stock options to purchase an aggregate of 113,589 shares of Common Stock and no RSUs were outstanding under the Prior Plans.
On October 2, 2023, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment and restatement of the 2020 Plan to increase the number of shares authorized for issuance thereunder by 5,108,000 shares (the 2020 Plan as so amended and restated, the “A&R 2020 Plan”).
The A&R 2020 Plan had been previously approved, subject to stockholder approval, by the Board, upon recommendation of the Compensation Committee of the Board, on August 9, 2023. A summary of the A&R 2020 Plan was included in the Company’s definitive proxy statement for the Annual Meeting filed with the U.S. Securities and Exchange Commission on August 22, 2023, as supplemented and amended on September 19, 2023 (the “Proxy Statement”).
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of September 30, 2025, (i) 993,980 shares have been issued to participants pursuant to the ESPP and (ii) 6,020 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.5 million, $0.2 million, and $0.3 million in stock-based compensation expense related to the ESPP during each of the twelve months ended September 30, 2025, 2024, and 2023, respectively. As of September 30, 2025, the Company had $0.2 million of unrecognized compensation expense related to the ESPP, which is expected to be recognized over a weighted-average period of approximately 0.4 years.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of September 30, 2025, (i) 73,829 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.

Inducement Grants
As of September 30, 2025, (i) 307,619 RSUs, (ii) 1,095,869 Performance RSUs, and (iii) stock options to purchase an aggregate of 45,000 shares of Common Stock were outstanding related to equity granted pursuant to inducement grants.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the twelve months ended September 30, 2025, 2024, and 2023:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2022	781,092	$7.46	3.7	$1,512
Granted	—	—
Exercised	(98,952)	7.44		338
Canceled	(30,871)	9.49
Outstanding at September 30, 2023	651,269	7.37	3.6	2,185
Granted	—	—
Exercised	(189,559)	5.82		976
Canceled	—	—
Outstanding at September 30, 2024	461,710	8.00	2.7	1,183
Granted	—	—
Exercised	(294,006)	7.44		734
Canceled	(9,115)	3.82
Outstanding at September 30, 2025	158,589	9.28	4.8	204
Vested at September 30, 2025	158,589	9.28	4.8	204
Exercisable at September 30, 2025	158,589	$9.28	4.8	$204
The Company recognized no stock-based compensation expense related to outstanding stock options during the twelve months ended September 30, 2025 and 2024. The Company recognized $0.4 million in stock-based compensation expense related to outstanding stock options during the twelve months ended September 30, 2023. As of September 30, 2025, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during each of the twelve months ended September 30, 2025, 2024, or 2023.
Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the twelve months ended September 30, 2025, 2024, and 2023:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2022	2,441,677	$12.29
Granted	1,101,925	10.24
Settled	(665,635)	11.33
Canceled	(689,671)	12.49
Outstanding at September 30, 2023	2,188,296	11.49
Granted	1,439,138	11.13
Settled	(731,212)	11.13
Canceled	(442,592)	12.09
Outstanding at September 30, 2024	2,453,630	11.25
Granted	1,692,656	8.94
Settled	(848,308)	11.46
Canceled	(371,136)	10.58
Outstanding at September 30, 2025	2,926,842	$9.94
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $10.3 million, $9.8 million, and $7.1 million in stock-based compensation expense related to outstanding RSUs in the twelve months ended September 30, 2025, 2024, and 2023, respectively. As of September 30, 2025, the Company had $18.7 million of unrecognized compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the twelve months ended September 30, 2025, 2024, and 2023:

	Number of Shares	Weighted- Average Fair Market Value Per Share
Outstanding at September 30, 2022	919,456	$13.43
Granted	325,837	10.23
Settled	(27,245)	9.25
Canceled	(487,655)	11.61
Outstanding at September 30, 2023	730,393	13.37
Granted	818,587	11.12
Settled	(232,969)	10.11
Canceled	(616,553)	12.24
Outstanding at September 30, 2024	699,458	12.82
Granted	1,612,879	8.62
Settled	—	—
Canceled	(290,053)	12.70
Outstanding at September 30, 2025	2,022,284	$9.49

The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $6.0 million, $1.7 million, and $2.7 million in stock-based compensation expense related to outstanding Performance RSUs in the twelve months ended September 30, 2025, 2024, and 2023, respectively. As of September 30, 2025, the Company had $12.8 million of unrecognized compensation expense related to outstanding Performance RSUs expected to be recognized over a weighted-average period of approximately 1.8 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s then-current Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. In November 2021, the time vesting condition was met and during the fiscal year ended September 30, 2023, the performance conditions were achieved and the performance options vested in full. The contractual term of the Performance Options expired on September 30, 2025. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options during each of the twelve months ended September 30, 2025 and 2023, and recognized $1.0 million of stock-based compensation expense during the twelve months ended September 30, 2024. As of September 30, 2025, there were no Performance Options outstanding.
Share Repurchase Program
On May 13, 2024, the Board authorized and approved a share repurchase program for up to $50 million of the currently outstanding shares of our Common Stock. The share repurchase program was effective as of May 16, 2024 and will expire on May 16, 2026. The timing, price and actual number of shares of Common Stock repurchased will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may be made from time to time (i) through open market purchases, block trades, privately negotiated transactions, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any combination of the foregoing, in each case in accordance with applicable laws, rules and regulations or (ii) in such other manner as will comply with the provisions of the Exchange Act. The share repurchase program does not require the Company to repurchase shares of its Common Stock and it may be discontinued, suspended or amended at any time.
During the twelve months ended September 30, 2025, the Company made purchases of approximately $4.7 million or 527,172 shares, at an average price of $8.98 per share and subsequently retired the shares. During twelve months ended September 30, 2024, the Company made purchases of approximately $24.2 million or 2,247,504 shares, at an average price of $10.78 per share and subsequently retired the shares. Total purchases made under the share repurchase program were $29.0 million as of September 30, 2025 and the repurchased shares were retired.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) is recorded in the stockholders’ equity section of our consolidated balance sheets and is excluded from net income (loss). Accumulated other comprehensive income (loss) consists of unrealized gains and losses on marketable debt securities classified as available-for-sale and foreign currency translation adjustments for the Company’s subsidiaries with functional currencies other than the U.S. dollar.
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, as of September 30, 2025 and 2024 (amounts in thousands):

	September 30, 2025	September 30, 2024
Unrealized gain (loss) on available-for-sale debt securities	$48	$116
Foreign currency translation adjustments	538	(2,418)
Total accumulated other comprehensive income (loss)	$586	$(2,302)

7. INCOME TAXES
Provision for Income Taxes
Income (loss) before income taxes for the twelve months ended September 30, 2025, 2024, and 2023 is comprised of the following (amounts in thousands):

	2025	2024	2023
Domestic	$14,418	$10,246	$23,836
Foreign	(2,809)	(11,155)	(13,495)
Total	$11,609	$(909)	$10,341
For the twelve months ended September 30, 2025, 2024, and 2023 the income tax benefit (provision) was as follows (amounts in thousands):

	2025	2024	2023
Current:
Federal	$(10,217)	$(6,323)	$(4,414)
State	(906)	(420)	(1,215)
Foreign	(1,266)	495	(1,023)
Total current benefit (provision) for income taxes	(12,389)	(6,248)	(6,652)
Deferred:
Federal	6,128	4,291	(659)
State	548	397	819
Foreign	2,900	5,747	4,178
Total deferred benefit (provision) for income taxes	9,576	10,435	4,338
Total tax benefit (provision)	$(2,813)	$4,187	$(2,314)
Deferred Income Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2025 and 2024 are as follows (amounts in thousands):

	2025	2024
Deferred tax assets:
Stock-based compensation	$2,664	$2,866
Net operating loss carryforwards	11,552	12,437
Research credit carryforwards	5,311	5,398
Lease liability	717	1,235
Accrued bonus	1,771	—
Capitalized research and development costs	12,596	8,408
Other, net	921	682
Total deferred assets	35,532	31,026
Deferred tax liabilities:
Right of use asset	(633)	(1,141)
Intangibles	(9,860)	(13,414)
Total deferred liabilities	(10,493)	(14,555)
Valuation allowance for net deferred tax assets	—	(1,215)
Net deferred tax asset	$25,039	$15,256
The net change in the total valuation allowance for the twelve months ended September 30, 2025 and 2024 is a decrease of $1.2 million and $1.6 million, respectively due to the release of valuation allowances in certain of the Company's foreign jurisdictions in fiscal 2025 and fiscal 2024.
Evaluating the need for and the amount of a valuation allowance for deferred tax assets often requires significant judgment and extensive analysis of all available evidence to determine whether it is more likely than not that these assets will be realizable. Mitek routinely assesses the positive and negative evidence for this realizability, including the evaluation of sustained profitability and three years of cumulative pretax income for each tax jurisdiction. Based on the overall analysis of the positive and negative evidence in each tax jurisdiction, during the twelve months ended September 30, 2025 and 2024, Mitek released the valuation allowances related to certain foreign deferred tax assets. Valuation allowance releases for the year ended September 30, 2025 and 2024 resulted in recognition of a portion of these deferred tax assets and a benefit to Mitek's provision for income taxes of $1.2 million and $1.6 million, respectively.
As of September 30, 2025, the Company has no available net operating loss carryforwards for federal income tax purposes. The net operating losses for state purposes are $24.5 million, which will begin to expire in 2036. As of September 30, 2025, the Company has no available federal research and development credit carryforwards. As of September 30, 2025, the Company has available foreign net operating loss carryforwards of $39.2 million, which do not expire.
As of September 30, 2025, the Company has available California research and development credit carryforwards, net of reserves, of $3.5 million, which do not expire. As of September 30, 2025, the Company has available foreign research and development credit carryforwards of $1.7 million, which will begin to expire in 2037.
Federal and state tax attributes can be subject to an annual limitation under the provisions of Section 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and state tax laws. In general, an ownership change, as defined by Section 382, results from transactions that increase the ownership of 5% stockholders in the stock of a corporation by more than 50% in the aggregate over a three-year period. In the event that we experience a change of ownership, utilization of state net operating loss and tax credit carryforwards may be limited.
Earnings from the Company's foreign subsidiaries are considered to be indefinitely reinvested. Therefore, the Company has not established a deferred tax liability on the amount of non-cash foreign undistributed earnings for the year ended September 30, 2025. However, if these non-cash undistributed earnings were repatriated, the Company would be required to accrue and pay applicable U.S. taxes and withholding taxes payable to various countries. It is not practicable to estimate the amount of the deferred tax liability associated with these non-cash unremitted earnings due to the complexity of the hypothetical calculation.
Income Tax Provision Reconciliation
The difference between the income tax benefit (provision) and income taxes computed using the U.S. federal income tax rate was as follows for the twelve months ended September 30, 2025, 2024, and 2023 (amounts shown in thousands):

	2025	2024	2023
Amount computed using statutory rate	$(2,438)	$191	$(2,172)
Net change in valuation allowance for net deferred tax assets	1,049	1,696	292
Foreign rate differential	47	439	504
Permanent differences	175	190	(14)
State income tax	(262)	(19)	(100)
Research and development credits	781	1,754	791
Contingent consideration	—	(28)	(432)
Uncertain tax positions	(220)	(93)	(184)
Stock compensation, net	(1,935)	(242)	(522)
Other	(10)	299	(477)
Income tax (provision) benefit	$(2,813)	$4,187	$(2,314)
Uncertain Tax Positions
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the twelve months ended September 30, 2025, 2024, and 2023 (amounts shown in thousands):

	2025	2024	2023
Gross unrecognized tax benefits at the beginning of the year	$2,883	$2,985	$2,664
Additions from tax positions taken in the current year	183	253	330
Additions from tax positions taken in prior years	—	—	—
Reductions from tax positions taken in prior years	(24)	(355)	(9)
Gross unrecognized tax benefits at end of the year	$3,042	$2,883	$2,985
Of the total unrecognized tax benefits at September 30, 2025, $2.5 million will impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2025 and 2024, the company accrued $0.2 million and $0.1 million, respectively, of interest and penalties related to uncertain tax positions are recorded in the consolidated financial statements.
The Company is subject to periodic examinations in the U.S. by federal and state taxing authorities. All tax years are subject to examination by U.S., California, and other state tax authorities due to the utilization of carryforwards in recent years and due to the carryforward of unutilized net operating losses and tax credits. The Company is also subject to periodic examinations in the foreign countries in which it operates, however, the Company is not currently under examination by any foreign taxing authorities. For the majority of foreign tax jurisdictions, the Company is no longer subject to income tax examinations for years before 2021.
On July 4, 2025, President Trump signed into law the One, Big, Beautiful Bill Act (the “Act”). Within the Act, there were significant tax law changes with various effective dates. The tax law changes within the Act include those related to the timing of certain tax deductions including depreciation expense, research and development expenditures, and interest expense. The Company implemented the tax law changes in the fourth quarter of fiscal 2025 and, while there was no impact to its overall tax expense, the allocation between current and deferred tax expense will be impacted in the future.

8. DEBT
Convertible Senior Notes
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

	September 30, 2025	September 30, 2024
2026 Notes:
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(3,034)	(11,649)
Carrying amount	$152,216	$143,601
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional
Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.3 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of September 30, 2025, the Company was in compliance with the covenants in the Indenture.
The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes bear interest from February 5, 2021 at a rate of 0.75% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of Common Stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of the Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company (i) receives stockholder approval to increase the number of authorized shares of the Common Stock and (ii) reserves such amount of shares of the Common Stock for future issuance as required pursuant to the Indenture that governs the 2026 Notes. The conversion rate for the 2026 Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.

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
As of September 30, 2025, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company has the option to settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of September 30, 2025, the embedded conversion derivative is included in additional paid-in capital in the consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
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
The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Twelve Months Ended September 30,
	2025	2024	2023
Contractual interest expense	$1,164	$1,174	$1,615
Amortization of debt discount and issuance costs	8,615	8,085	7,546
Total interest expense recognized	$9,779	$9,259	$9,161

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $3.0 million as of September 30, 2025, and will be amortized over approximately 0.3 years. The fair value, based on a quoted market price (Level 2), of the 2026 Notes at September 30, 2025 and 2024 was approximately $152.3 million and $146.9 million, respectively.
Convertible Senior Notes Hedge and Warrants
In connection with the pricing of the 2026 Notes, the Company entered into transactions for convertible notes hedge (the “Notes Hedge”) with Bank of America, N.A., Jefferies International Limited and Goldman Sachs & Co. LLC (the “Option Counterparties”). The Notes Hedge provided the Company with the option to acquire, on a net settlement basis, approximately 7.4 million shares of Common Stock at a strike price of $20.85, which is equal to the number of shares of Common Stock that notionally underlie and correspond to the conversion price of the 2026 Notes. The Company also entered into Warrant Transactions with the Option Counterparties relating to the same number of shares of the Common Stock, subject to customary anti-dilution adjustments. The strike price of the Warrant Transactions is $26.53 per share, which represents a 75.0% premium to the last reported sale price of the Common Stock on the Nasdaq Capital Market on February 2, 2021, and is subject to certain adjustments under the terms of the Warrant Transactions.
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
As of September 30, 2025, the Notes Hedge is included in additional paid-in capital in the consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During fiscal 2025, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of September 30, 2025, the Warrant Transactions had not been exercised and remained outstanding.
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
The Amended Credit Agreement provides for, among other things, (i) the establishment of a delayed draw term loan (the “Term Loan”) in an aggregate principal amount of up to $75.0 million that may be drawn prior to February 28, 2026 for the sole purpose of paying amounts outstanding under the 2026 Notes due February 1, 2026 and customary fees and expenses in connection therewith, (ii) a revolving line of credit (the “Revolving Line”) whereby the Company may borrow up to $25.0 million with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Term Loan and Revolving Line are secured on a first priority basis by the Company’s assets.
In connection with the Amended Credit Agreement, the Company incurred issuance costs of $0.2 million which were recorded to Other income (expense), net. The Term Loan and the Revolving Line both mature on May 1, 2030. Commencing on April 1, 2026, the Company must make amortization payments on any advances under the Term Loan at the percentages set forth in the Amendment.
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
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of September 30, 2025, the Company’s net leverage ratio was 1.06 to 1.00 and as such, the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement. There were no outstanding borrowings under the Amended Credit Agreement as of September 30, 2025.

Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear interest rates ranging from 0% to 3.72%. As of September 30, 2025, $4.3 million was outstanding under these agreements and $0.3 million and $4.0 million are recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2024, $2.7 million was outstanding under these agreements and approximately $0.3 million and $2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
Maturities of principal amounts of our other borrowings as of September 30, 2025 were as follows (amounts in thousands):

Principal Amounts
2026	$280
2027	404
2028	423
2029	416
2030	341
Thereafter	2,471
Total	$4,335

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
On August 2, 2023, the Company filed a separate lawsuit against Richard Steggall, UFT (North America), LLC fka Urban FT LLC; Urban FT Group, Inc; Urban FT Client Solutions, LLC; UFT Professional Services, LLC; and X-35 Financial Technologies, in the San Diego Superior Court, (case No. 37-2023-00033005-CU-FR-CTL) (“Fraud Conveyance Action”). The Fraud Conveyance Action alleges that Mr. Steggall orchestrated a scheme to strip UFT (North America), LLC of any assets and effectively transfer the Urban FT business to other entities he owns and controls, all to avoid the Company’s collection efforts. The Fraud Conveyance Action also alleges that Mr. Steggall funnels Urban FT’s revenues through a network of other entities he owns and controls, all to ensure that creditors, including the Company, cannot collect their debts.
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
In March 2025, Mr. Steggall filed a motion for summary judgment, which was set to be heard on June 6, 2025 but was postponed until October 3, 2025. Trial has been continued to January 2026.
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
Employee 401(k) Plan
The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. In 2015, the Company implemented a company match to the plan. The Company's contributions are made in an amount equal to 50% of the first 6% of an employee's designated deferral of their eligible compensation. The Company's total cost related to the 401(k) plan was $0.7 million, $0.6 million, and $0.5 million for the twelve months ended September 30, 2025, 2024, and 2023, respectively.

10. LEASES
The Company leases office and research and development facilities under non-cancelable operating leases for various terms through 2031. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statements of operations and comprehensive income (loss).

The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented (amounts in thousands):

	Twelve Months Ended September 30,
	2025	2024	2023
Operating lease costs	$747	$1,784	$2,025
Short-term lease costs	528	384	150
Variable lease costs	203	249	169
Total lease costs	$1,478	$2,417	$2,344
Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Twelve Months Ended September 30,
	2025	2024	2023
Right of use assets acquired under new operating leases	$429	$1,947	$—
Cash paid for amounts included in the measurement of lease liabilities	845	1,960	2,368
Other information related to leases as of the balance sheet dates presented was as follows:

	Twelve Months Ended September 30,
	2025	2024
Weighted-average remaining lease term (years) - operating leases	4.0	5.3
Weighted-average discount rate - operating leases	7.8%	3.6%
Maturities of operating lease liabilities as of September 30, 2025 were as follows (amounts in thousands):

Operating Leases
2026	$1,081
2027	990
2028	479
2029	314
2030	323
Thereafter	286
Total lease payments	$3,473
Less: amount representing interest	(503)
Present value of future lease payments	$2,970