Form 10-Q
period 2025-12-31
MITEK SYSTEMS INC
filed 2026-02-05
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 45,316,289 shares of the registrant’s common stock outstanding as of January 30, 2026.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2025

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2025 (Unaudited)	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$175,122	$154,153
Short-term investments	14,953	38,858
Accounts receivable, net	31,936	36,811
Contract assets, current portion	11,697	12,687
Prepaid expenses	2,134	3,050
Other current assets	3,260	2,935
Total current assets	239,102	248,494
Long-term investments	1,713	3,464
Property and equipment, net	3,372	2,314
Right-of-use assets	2,429	2,624
Intangible assets, net	36,469	39,799
Goodwill	133,399	133,457
Deferred income tax assets	24,973	25,334
Contract assets, non-current portion	1,936	1,405
Other non-current assets	3,060	2,218
Total assets	$446,453	$459,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,057	$3,874
Accrued payroll and related taxes	10,645	16,837
Accrued liabilities	245	343
Deferred revenue, current portion	25,206	29,061
Lease liabilities, current portion	911	890
Convertible senior notes	154,464	152,216
Other current liabilities	6,581	5,813
Total current liabilities	203,109	209,034
Deferred revenue, non-current portion	742	1,085
Lease liabilities, non-current portion	1,858	2,080
Deferred income tax liabilities	295	295
Other non-current liabilities	6,793	6,357
Total liabilities	212,797	218,851

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 45,282,535 and 44,998,939 issued and outstanding, as of December 31, 2025 and September 30, 2025, respectively	45	46
Additional paid-in capital	266,568	265,835
Accumulated other comprehensive income	474	586
Accumulated deficit	(33,431)	(26,209)
Total stockholders’ equity	233,656	240,258
Total liabilities and stockholders’ equity	$446,453	$459,109

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended December 31,
	2025	2024
Revenue
Software license	$13,901	$11,985
SaaS, maintenance, and other	30,343	25,269
Total revenue	44,244	37,254
Operating costs and expenses
Cost of revenue—software license (exclusive of depreciation & amortization)	33	67
Cost of revenue—SaaS, maintenance, and other (exclusive of depreciation & amortization)	8,374	5,877
Selling and marketing	8,148	9,695
Research and development	7,374	8,323
General and administrative	11,074	11,901
Amortization of acquired intangibles and acquisition-related costs	3,286	3,657
Restructuring costs	515	808
Total operating costs and expenses	38,804	40,328
Operating income (loss)	5,440	(3,074)
Interest expense	2,542	2,398
Other income (expense), net	1,500	563
Income (loss) before income taxes	4,398	(4,909)
Income tax benefit (provision)	(1,626)	297
Net income (loss)	$2,772	$(4,612)
Net income (loss) per share—basic	$0.06	$(0.10)
Net income (loss) per share—diluted	$0.06	$(0.10)
Shares used in calculating net income (loss) per share—basic	45,702	45,195
Shares used in calculating net income (loss) per share—diluted	47,162	45,195
Comprehensive income (loss)
Net income (loss)	$2,772	$(4,612)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(89)	(10,510)
Unrealized gain (loss) on investments, net of tax benefit/(expense) of $7 and $34	(23)	(138)
Other comprehensive income (loss), net of tax	(112)	(10,648)
Comprehensive income (loss)	$2,660	$(15,260)

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2025	45,637	$46	$265,835	$586	$(26,209)	$240,258
Exercise of stock options	5	—	25	—	—	25
Settlement of restricted stock units	719	—	—	—	—	—
Payment of tax withholding obligations related to net share settlements of equity awards	—	—	(1,983)	—	—	(1,983)
Stock-based compensation expense	—	—	2,691	—	—	2,691
Repurchases and retirement of common stock	(1,078)	(1)	—	—	(9,994)	(9,995)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	2,772	2,772
Currency translation adjustment	—	—	—	(89)	—	(89)
Change in unrealized gain (loss) on investments	—	—	—	(23)	—	(23)
Balance, December 31, 2025	45,283	$45	$266,568	$474	$(33,431)	$233,656

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2024	44,999	$45	$247,326	$(2,302)	$(30,268)	$214,801
Exercise of stock options	66	—	177	—	—	177
Settlement of restricted stock units	517	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,465	—	—	4,465
Repurchases and retirement of common stock	(370)	(1)	—	—	(3,265)	(3,266)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	(4,612)	(4,612)
Currency translation adjustment	—	—	—	(10,510)	—	(10,510)
Change in unrealized gain (loss) on investments	—	—	—	(138)	—	(138)
Balance, December 31, 2024	45,212	$45	$251,967	$(12,950)	$(38,145)	$200,917

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31,
	2025	2024
Operating activities:
Net income (loss)	$2,772	$(4,612)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,691	4,465
Amortization of acquired intangible assets	3,286	3,657
Amortization of costs capitalized to obtain revenue contracts	606	472
Depreciation and amortization expense	353	395
Bad debt expense	(71)	589
Amortization of investment premiums & other	(216)	(797)
Accretion and amortization on convertible senior notes	2,249	2,105
Deferred taxes	366	(343)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,911	(1,868)
Contract assets	444	(163)
Other assets	(856)	(738)
Accounts payable	1,183	(2,161)
Accrued payroll and related taxes	(6,211)	(2,532)
Income taxes payable	802	28
Deferred revenue	(4,181)	849
Other liabilities	(110)	1,219
Net cash provided by (used in) operating activities	8,018	565
Investing activities:
Purchases of investments	—	(12,375)
Maturities of investments	25,842	12,300
Sales of investments	—	1,250
Purchases of property and equipment, net	(1,426)	(335)
Net cash provided by (used in) investing activities	24,416	840
Financing activities:
Proceeds from the issuance of equity plan common stock	25	177
Repurchases and retirements of common stock	(9,995)	(3,257)
Payment of tax withholding obligations related to net share settlements of equity awards	(1,983)	—
Proceeds from other borrowings	442	—
Principal payments on other borrowings	—	(49)
Net cash provided by (used in) financing activities	(11,511)	(3,129)
Foreign currency effect on cash and cash equivalents	46	(1,115)
Net increase (decrease) in cash and cash equivalents	20,969	(2,839)
Cash and cash equivalents at beginning of period	154,153	93,456
Cash and cash equivalents at end of period	$175,122	$90,617
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$80	$690
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding loss on available for sale investments	$(23)	$(138)

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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of December 31, 2025 and the condensed consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the three months ended December 31, 2025 and 2024, are unaudited.
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
These unaudited interim condensed consolidated financial statements and the accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 11, 2025 (the “2025 Annual Report”).
Results for the three months ended December 31, 2025, are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenue, expenses, deferred taxes, and related disclosures. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, assessing for impairment of goodwill, useful lives of intangible assets, standalone selling price related to revenue recognition, estimated variable consideration in contracts, and income taxes.
Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and assess performance. The Company’s CODM is comprised of its Chief Executive Officer, Chief Financial Officer and Chief Operating Officer.
The Company provides software and service offerings focused on fraud prevention and check verification. The Company has grown its product and service offerings through both organic development and through acquisitions, which have allowed the Company to expand its offerings, presence and reach in the fraud prevention and check verification markets. While the Company has a number of product and service offerings, and operates in multiple countries, the Company has determined it has one operating segment. This determination is based on how the CODM evaluates the Company’s financial information, allocates resources, and assesses the performance of these resources, on a consolidated basis. While there are different product and service offerings, the Company manages the development, sale, deployment, and support of its offerings in a similar manner.
The Company’s significant segment expenses are the expenses included in operating income and other segment items, which includes other income (expense), net, and the benefit (provision) for income taxes, are included in the Company’s condensed consolidated statement of operations. An additional component of the Company’s measure of profit or loss is net income. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets.
Net Income (Loss) Per Share
For the three months ended December 31, 2025 and 2024, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended December 31,
	2025	2024
Stock options	155	273
RSUs	2,151	2,226
ESPP common stock equivalents	128	52
Performance options	—	717
Performance RSUs	1,183	1,908
Convertible senior notes	7,448	7,448
Warrants	7,448	7,448
Total potentially dilutive common shares outstanding	18,513	20,072
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2025	2024
Net income (loss)	$2,772	$(4,612)
Weighted-average shares outstanding—basic	45,702	45,195
Common stock equivalents	1,460	—
Weighted-average shares outstanding—diluted	47,162	45,195
Net income (loss) per share:
Basic	$0.06	$(0.10)
Diluted	$0.06	$(0.10)
Concentrations of Significant Customers and Assets
For the three months ended December 31, 2025, the Company derived revenue of $4.5 million from one customer, with such customer accounting for 10% of the Company’s total revenue. For the three months ended December 31, 2024, the Company derived revenue of $5.6 million from the same customer, with such customer accounting for 15% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $3.9 million and $3.4 million at December 31, 2025 and 2024, respectively.
From a geographic perspective, approximately 77% and 78% of the Company’s total long-term assets as of December 31, 2025 and September 30, 2025, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 17% of the Company’s total long-term assets excluding goodwill and other intangible assets as of December 31, 2025 and September 30, 2025, respectively, are associated with the Company’s international subsidiaries.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the three months ended December 31, 2025.
Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Company’s 2025 Annual Report. There have been no changes to these accounting policies through December 31, 2025.

Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for the Company’s annual reporting period beginning after October 1, 2025, with early adoption permitted and can be applied on either a prospective or retroactive basis. The enhanced income tax disclosures will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2026.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statement disclosures.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which improves the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. ASU 2025-06 is effective for annual periods beginning after December 15, 2027 and for interim periods within those annual periods on a prospective, retrospective, or modified transition basis, with early adoption permitted. The Company is evaluating the effect that ASU 2025-06 will have on its financial statement disclosures.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270). The ASU improves the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. The Company is evaluating the impact this ASU will have on its consolidated financial statements which is not expected to be material.
No other new accounting pronouncement issued or effective during the three months ended December 31, 2025 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software License
Software license revenue is generated from on premise software license sales. Software is typically sold as a time-based license with a term of one to three years. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. Our standard payment terms are generally no more than 60 days. Invoices for software are typically issued when the license is made available for customer use.
SaaS, Maintenance, and Other
SaaS, maintenance, and other revenue is generated from the sale of software as a service (“SaaS”) products and services, maintenance associated with the sale of on premise software licenses, and consulting and professional services. The Company’s SaaS offerings give customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or commit to a minimum spend over their contracted period, with the ability to purchase additional transactions above the minimum during the contract term. Revenue related to Pay as You Go contracts are generally recognized based on the customer’s actual usage, in the period of usage. For contracts which include a minimum commitment, the Company is stand-ready to provide the services throughout the contract term, and revenue is primarily recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at historical usage, expected volume, and other factors to project usage for the remainder of the contract term. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. Maintenance and support services generally call for the Company to provide software updates and technical support to customers and is recognized ratably over the term of the contract as this is the period the services are delivered. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. Our standard payment terms are generally no more than 60 days. SaaS (other than Pay as You Go) and maintenance services are typically invoiced annually in advance, and consulting and professional services are typically invoiced at the time of sale.
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

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended December 31,
	2025	2024
Major product category
Fraud and identity solutions
SaaS	$20,916	$17,293
Software license and support	3,908	1,722
Professional services and other	646	554
Total fraud and identity solutions revenue	25,470	19,569
Check verification solutions
SaaS	1,321	1,134
Software license and support	16,907	16,374
Professional services and other	546	177
Total check verification solutions revenue	18,774	17,685
Total by revenue type
SaaS	22,237	18,427
Software license and support	20,815	18,096
Professional services and other	1,192	731
Total revenue	$44,244	$37,254
Total Revenue by Geographic Location
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the three months ended December 31, 2025 and 2024. Revenue for the three months ended December 31, 2025 and 2024 were as follows (amounts in thousands):

	Three Months Ended December 31,
	2025	2024
United States	$32,467	$25,618
United Kingdom	6,015	5,184
All other countries	5,762	6,452
Total revenue	$44,244	$37,254
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31, 2025	September 30, 2025	December 31, 2024	September 30, 2024
Accounts receivable, net	$31,936	$36,811	$32,348	$31,682
Contract assets, current	11,697	12,687	15,588	15,818
Contract assets, non-current	1,936	1,405	3,897	3,620
Contract liabilities (deferred revenue), current	25,206	29,061	21,694	21,231
Contract liabilities (deferred revenue), non-current	742	1,085	692	753
Contract assets primarily result from when transfer of control occurs but the right to receive consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $14.6 million and $10.6 million of revenue during the three months ended December 31, 2025, and 2024, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets and were $3.3 million and $2.0 million as of December 31, 2025 and September 30, 2025, respectively. The Company maintained an allowance for credit losses of $2.6 million and $2.8 million as of December 31, 2025 and September 30, 2025, respectively.
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
Remaining performance obligation consisted of the following as of December 31, 2025 (amounts in thousands):

December 31, 2025
Current	$81,043
Non-current	22,651
Total	$103,694
Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $5.1 million and $4.0 million as of December 31, 2025 and September 30, 2025, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. Amortization of contract origination costs are included in selling and marketing expenses in the condensed consolidated statement of operations and comprehensive income (loss) and totaled $0.6 million during each of the three months ended December 31, 2025 and 2024. There were no impairment losses recognized during both the three months ended December 31, 2025 and 2024 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of December 31, 2025 and September 30, 2025 (amounts in thousands):

December 31, 2025:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper, short-term	$998	$—	$—	$998
Corporate debt securities, short-term	13,930	25	—	13,955
Corporate debt securities, long-term	1,702	11	—	1,713
Total	$16,630	$36	$—	$16,666

September 30, 2025:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. government and agency securities, short-term	$998	$—	$—	$998
Commercial paper, short-term	19,575	1	(1)	19,575
Corporate debt securities, short-term	18,253	34	(2)	18,285
Corporate debt securities, long-term	3,431	33	—	3,464
Total	$42,257	$68	$(3)	$42,322

All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2025 and September 30, 2025, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
The following table summarizes the contractual maturities of the available-for-sale securities as of December 31, 2025 (amounts in thousands):

	December 31, 2025	September 30, 2025
Due within 1 year	$14,953	$38,858
Due in 1 to 5 years	1,713	3,464
Total	$16,666	$42,322
Interest income from available-for sale securities was $0.7 million and $0.8 million for the three months ended December 31, 2025 and 2024, respectively, and is included in other income (expense), net in the condensed consolidated statements of operations.

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
The following tables represent the fair value hierarchy of the Company’s investments as of December 31, 2025 and September 30, 2025, respectively (amounts in thousands):

December 31, 2025:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Commercial paper	$998	$—	$998	$—
Corporate debt securities	13,955	—	13,955	—
Total short-term investments at fair value	14,953	—	14,953	—
Long-term investments:
Corporate debt securities	1,713	—	1,713	—
Total long-term investments at fair value	1,713	—	1,713	—

Total assets at fair value	$16,666	$—	$16,666	$—

September 30, 2025:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Commercial paper	$19,575	$—	$19,575	$—
U.S. Government and agency securities, short-term	998	—	998	—
Corporate debt securities	18,285	—	18,285	—
Total short-term investments at fair value	38,858	—	38,858	—
Long-term investments:
Corporate debt securities	3,464	—	3,464	—
Total long-term investments at fair value	3,464	—	3,464	—

Total assets at fair value	$42,322	$—	$42,322	$—

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $133.4 million at December 31, 2025, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the three months ended December 31, 2025 (amounts shown in thousands):

Balance at September 30, 2025	$133,457
Foreign currency effect on goodwill	(58)
Balance at December 31, 2025	$133,399
There were no impairment losses recognized related to goodwill in the three months ended December 31, 2025 or 2024.
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of December 31, 2025 and September 30, 2025, respectively, are summarized as follows (amounts in thousands, except for years):

December 31, 2025:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$76,496	$42,838	$33,658
Customer relationships	5.0	5,088	3,836	1,252
Trade names	5.0	6,577	5,018	1,559
Total intangible assets		$88,161	$51,692	$36,469

September 30, 2025:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$76,524	$40,120	$36,404
Customer relationships	5.0	5,090	3,583	1,507
Trade names	5.0	6,580	4,692	1,888
Total intangible assets		$88,194	$48,395	$39,799
Amortization expense related to acquired intangible assets was $3.3 million and $3.7 million during the three months ended December 31, 2025 and 2024, respectively. During the three months ended December 31, 2025, foreign exchange translation had a favorable impact of $33,000 on intangible assets. Amortization expense related to acquired intangible assets is recorded within amortization of acquired intangibles and acquisition-related costs on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairment losses recognized related to intangible assets in the three months ended December 31, 2025 or 2024.

The estimated future amortization expense related to acquired intangible assets is expected to be as follows (amounts in thousands):

Fiscal Period:	Estimated Future Amortization Expense
Remainder of 2026	$9,920
2027	12,015
2028	10,239
2029	4,295
Total	$36,469

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), performance-based restricted stock unit awards (“Performance RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended December 31,
	2025	2024
Cost of revenue	$308	$161
Selling and marketing	56	974
Research and development	(219)	1,124
General and administrative	2,546	2,206
Stock-based compensation expense	$2,691	$4,465
As of December 31, 2025, the Company had $46.0 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.7 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 9,608,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of December 31, 2025, (i) 3,108,438 RSUs and 1,448,053 Performance RSUs were outstanding under the A&R 2020 Plan (as defined below), (ii) 646,633 shares of Common Stock were reserved for future grants under the A&R 2020 Plan, and (iii) stock options to purchase an aggregate of 108,389 shares of Common Stock and no RSUs were outstanding under the Prior Plans.
On October 2, 2023, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment and restatement of the 2020 Plan to increase the number of shares authorized for issuance thereunder by 5,108,000 shares (the 2020 Plan as so amended and restated, the “A&R 2020 Plan”).
The A&R 2020 Plan had been previously approved, subject to stockholder approval, by the Company’s Board, upon recommendation of the Compensation Committee of the Board, on August 9, 2023. A summary of the A&R 2020 Plan was included in the Company’s definitive proxy statement for the Annual Meeting filed with the U.S. Securities and Exchange Commission on August 22, 2023, as supplemented and amended on October 2, 2023.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of December 31, 2025, (i) 993,980 shares have been issued to participants pursuant to the ESPP and (ii) 6,020 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). Stock-based compensation expense related to the ESPP was immaterial in each of the three months ended December 31, 2025 and 2024.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of December 31, 2025, (i) 56,443 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.
Inducement Grants
As of December 31, 2025, (i) 260,763 RSUs, (ii) 908,442 Performance RSUs, and (iii) stock options to purchase an aggregate of 45,000 shares of Common Stock were outstanding related to equity granted pursuant to inducement grants.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2025:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2025	158,589	$9.28	4.8	$204
Granted	—	—
Exercised	(5,200)	4.88		28
Canceled	—	—
Outstanding at December 31, 2025	153,389	9.43	4.7	174
Vested at December 31, 2025	153,389	9.43	4.7	174
Exercisable at December 31, 2025	153,389	9.43	4.7	174
The company did not recognize any stock-based compensation expense related to outstanding stock options during each of the three months ended December 31, 2025 and 2024. As of December 31, 2025, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the three months ended December 31, 2025 or 2024.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2025:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2025	2,926,842	$9.94
Granted	1,318,597	8.73
Settled	(560,490)	10.48
Canceled	(259,305)	9.87
Outstanding at December 31, 2025	3,425,644	9.39
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.7 million and $2.9 million in stock-based compensation expense related to outstanding RSUs during the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had $26.0 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.0 years.

Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the three months ended December 31, 2025:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2025	2,022,284	$9.49
Granted	986,504	8.71
Settled	(368,774)	9.51
Canceled	(283,519)	10.12
Outstanding at December 31, 2025	2,356,495	9.10
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the grant date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.9 million and $1.4 million in stock-based compensation expense related to outstanding Performance RSUs during the three months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had $19.9 million of unrecognized compensation expense related to outstanding Performance RSUs expected to be recognized over a weighted-average period of approximately 2.2 years.
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
The Company made purchases of $10.0 million, or 1,078,333 shares, during the three months ended December 31, 2025 at an average price of $9.27 per share and subsequently retired the shares. The Company made purchases of $3.3 million, or 363,378 shares, during the three months ended December 31, 2024 at an average price of $8.99 per share and subsequently retired the shares. Total purchases made under the share repurchase program since inception were $39.0 million as of December 31, 2025, and the repurchased shares were retired.
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
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, as of December 31, 2025 and September 30, 2025 (amounts in thousands):

	December 31, 2025	September 30, 2025
Unrealized gain (loss) on available-for-sale debt securities	$26	$48
Foreign currency translation adjustments	448	538
Total accumulated other comprehensive income (loss)	$474	$586

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

For the three months ended December 31, 2025, the Company recorded an income tax provision of $1.6 million which yielded an effective tax rate of 37%. For the three months ended December 31, 2024, the Company recorded an income tax benefit of $0.3 million which yielded an effective tax rate of 6%. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of the global intangible low-taxed income inclusion and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2024 was primarily due to a mix of worldwide income, including year to date pre-tax book losses, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal, state and foreign research and development credits on the tax provision.
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

8. DEBT
Convertible Senior Notes
The carrying values of the 0.75% convertible notes due February 1, 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

2026 Notes:	December 31, 2025	September 30, 2025
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(786)	(3,034)
Carrying amount	$154,464	$152,216
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture included customary covenants and sets forth certain events of default after which the 2026 Notes could be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes became automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.3 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. As of December 31, 2025, the Company was in compliance with the covenants in the Indenture.
After August 1, 2025, the 2026 Notes were convertible at the option of the holders at any time prior to the close of business on the maturity date. The net proceeds from this offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The Company used a portion of the net proceeds from the offering to pay the cost of the Notes Hedge (as defined below), after such cost was partially offset by the proceeds from the Warrant Transactions (as defined below). As of December 31, 2025, the number of authorized and unissued shares of Common Stock that were not reserved for other purposes was sufficient to settle the 2026 Notes into equity. Accordingly, the Company had the option to settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
In accounting for the issuance of the 2026 Notes, the conversion option of the 2026 Notes was deemed an embedded derivative requiring bifurcation from the 2026 Notes (“host contract”) and separate accounting as an embedded derivative liability, that was subsequently reclassified to additional paid-in capital when the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. The proceeds from the 2026 Notes were first allocated to the embedded derivative liability and the remaining proceeds were then allocated to the host contract. On February 5, 2021, the fair value of the embedded derivative liability representing the conversion option was $33.2 million and the remaining $116.5 million was allocated to the host contract. The difference between the principal amount of the 2026 Notes and the fair value of the host contract (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the 2026 Notes.
As of December 31, 2025, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.
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
The 2026 Notes bore interest from February 5, 2021 at a rate of 0.75% per year payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended December 31,
	2025	2024
Contractual interest expense	$293	$293
Amortization of debt discount and issuance costs	2,249	2,105
Total interest expense recognized	$2,542	$2,398

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $0.8 million as of December 31, 2025, and will be amortized over approximately 0.1 years. The fair value, based on a quoted market price (Level 2), of the 2026 Notes at December 31, 2025 was approximately $154.8 million.

The Company repaid the 2026 Notes in full in the second quarter of fiscal 2026.
Convertible Senior Notes Hedge and Warrants
In connection with the issuance of the 2026 Notes, the Company entered into transactions for convertible notes hedge (the “Notes Hedge”) with Bank of America, N.A., Jefferies International Limited and Goldman Sachs & Co. LLC (the “Option Counterparties”). The Notes Hedge provided the Company with the option to acquire, on a net settlement basis, approximately 7.4 million shares of Common Stock at a strike price of $20.85, which is equal to the number of shares of Common Stock that notionally underlie and correspond to the conversion price of the 2026 Notes. The Company also entered into Warrant Transactions with the Option Counterparties relating to the same number of shares of the Common Stock, subject to customary anti-dilution adjustments. The strike price of the Warrant Transactions is $26.53 per share, which represents a 75.0% premium to the last reported sale price of the Common Stock on the Nasdaq Capital Market on February 2, 2021, and is subject to certain adjustments under the terms of the Warrant Transactions.
As of December 31, 2025, the Notes Hedge of $33.2 million is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge. The Notes Hedge expired on February 1, 2026, without the Company exercising any option to acquire Common Stock.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended December 31, 2025, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of December 31, 2025, the Warrant Transactions had not been exercised and remained outstanding.
Amended Credit Agreement - Revolving Credit Line and Term Loan
On May 7, 2025, the Company, together with its subsidiaries, A2iA Corp. and ID R&D, Inc., entered into the First Amendment to Loan and Security Agreement (the “Amendment”), amending the Credit Agreement, and as amended by the Amendment (the “Amended Credit Agreement”), by and among the Company and the Bank.
The Amended Credit Agreement provides for, among other things, (i) the establishment of a delayed draw term loan (the “Term Loan”) in an aggregate principal amount of up to $75.0 million that may be drawn prior to February 28, 2026 for the sole purpose of paying amounts outstanding under the 2026 Notes due February 1, 2026 and customary fees and expenses in connection therewith, (ii) a revolving line of credit (the “Revolving Line”) whereby the Company may borrow up to $25.0 million with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. On January 21, 2026, the Company borrowed $50.0 million under its Term Loan. The Term Loan and Revolving Line are secured on a first priority basis by the Company’s assets.
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
The Amended Credit Agreement contains representations, warranties, and negative and affirmative covenants customary for transactions of this type. These include covenants limiting the ability of Borrower and any of their subsidiaries, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any merger or consolidation with, or acquire all or substantially all of the equity or property of, another person, (iv) dispose of any of their business or property, (v) make or permit any payment on subordinated debt, or (vi) pay any dividend, make any other distribution, or redeem any equity.
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
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of December 31, 2025, the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement. There are no outstanding borrowings under the Amended Credit Agreement as of December 31, 2025.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear interest rates ranging from 0% to 3.72%. As of December 31, 2025, $4.8 million was outstanding under these agreements and $0.3 million and $4.5 million are recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2025, $4.3 million was outstanding under these agreements and approximately $0.3 million and $4.0 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
Maturities of principal amounts of our other borrowings as of December 31, 2025 were as follows (amounts in thousands):

Principal Amounts
Remaining 2026	$279
2027	404
2028	551
2029	551
2030	551
2031 and thereafter	2,441
Total	$4,777

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
Since 2018, United Services Automobile Association (“USAA”) has filed suit against various parties alleging patent infringement concerning USAA-owned patents related to mobile check deposit technology. While these lawsuits do not name the

Company as a defendant, the Company continues to believe that its products do not infringe certain patents held by USAA and will vigorously defend the right of its end-users to use its technology.
On January 28, 2025, USAA filed a patent infringement lawsuit against Regions Financial Corporation and Regions Bank (“Regions”) in the U.S. District Court for the Eastern District of Texas. The Company was not named as a defendant or mentioned in connection with any alleged infringement in the complaint. On March 13, 2025, Digital First Holdings d/b/a Candescent, the successor-in-interest of NCR’s digital banking business, sent the Company an indemnification demand relating to the lawsuit. The Company does not believe at this time that it is required to indemnify Candescent or Regions and has notified them of its position. On July 7, 2025, Regions filed a motion to dismiss the complaint alleging that the patent claims are invalid under 35 U.S.C. § 101. On July 14, 2025, Regions filed a motion to stay the case pending the resolution of its motion to dismiss. These motions are still pending.
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company sued UrbanFT, Inc. (“UrbanFT”) for delinquent in payments and declaratory judgment of non-infringement in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-DEB), but on December 17, 2020, that case was dismissed for lack of subject matter jurisdiction after it was determined UrbanFT did not own the patents at issue. On December 18, 2020, the Company refiled in the Superior Court of the State of California, County of San Diego (case no. 37-2020-00046670-CU-BC-CTL), where it obtained summary judgment on April 15, 2022, and on June 2, 2022, the court entered a total judgment of $2.3 million in compensatory damages, costs, and attorneys' fees, with the time for UrbanFT to appeal the compensatory damages having since expired. On August 2, 2023, the Company filed a separate Fraud Conveyance Action against Richard Steggall and related entities in San Diego Superior Court (Case No. 37-2023-00033005-CU-FR-CTL), alleging that Mr. Steggall orchestrated a scheme to strip UrbanFT of assets and funnel revenues through other entities to avoid the Company's collection efforts; in January 2026, the case was reassigned to a new judge, vacating the previously scheduled hearing on Mr. Steggall's summary judgment motion, and a Case Management Conference is now set for April 2026 with no pending trial date.
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

10. LEASES
Leases
The Company leases office and research and development facility space under non-cancelable operating leases for various terms through 2031. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of December 31, 2025, the Company had operating right-of-use (“ROU”) assets of $2.4 million. As of December 31, 2025, total operating lease liabilities of $2.8 million were comprised of current lease liabilities of $0.9 million and non-current lease liabilities of $1.9 million. As of September 30, 2025, the Company had operating ROU assets of $2.6 million. As of September 30, 2025, total operating lease liabilities of $3.0 million were comprised of current lease liabilities of $0.9 million and non-current lease liabilities of $2.1 million.
The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented (amounts in thousands):

	Three Months Ended December 31,
	2025	2024
Operating lease costs	$210	$182
Short-term lease costs	117	151
Variable lease costs	95	19
Total lease costs	$422	$352
Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Three Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities	$255	$150

Other information related to leases as of the balance sheet dates presented was as follows:

	Three Months Ended December 31,
	2025	2024
Weighted-average remaining lease term (years) - operating leases	3.8	4.8
Weighted-average discount rate - operating leases	7.8%	5.2%
Maturities of operating lease liabilities as of December 31, 2025 were as follows (amounts in thousands):

Operating Leases
Remaining 2026	$826
2027	990
2028	479
2029	314
2030	323
2031 and thereafter	287
Total lease payments	3,219
Less: amount representing interest	(450)
Present value of future lease payments	$2,769

11. SUBSEQUENT EVENTS
Term Loan Borrowing
On January 21, 2026, the Company borrowed $50.0 million under its Term Loan. For a description of the material terms of the Term Loan, refer to Note 8 of the notes to the condensed consolidated financial statements included in Part I, Item I of this Form 10-Q.
Repayment of Convertible Senior Notes
On February 1, 2026, the Company repaid the Convertible Senior Notes in full, which includes $155.3 million principal as well as any accrued interest thereon.
Share Repurchase Plan
On February 5, 2026, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $50.0 million of its Common Stock. The new share repurchase program will become effective at the completion of the Company’s 2024 share repurchase program and will remain effective for a period of up to two years.

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, filed with the SEC on December 11, 2025 (“2025 Annual Report”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
Mitek’s platform addresses key use cases across digital interactions and customer lifecycle, including new account openings, account access, and mobile check deposit. Core capabilities include AI, machine learning, computer vision, proprietary biometric liveness, and deepfake detection technologies that support identity verification, detect manipulation, and help prevent digital impersonation.
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
First Quarter Fiscal 2026 Highlights
•Revenue for the three months ended December 31, 2025 was $44.2 million, an increase of 19% compared to revenue of $37.3 million in the three months ended December 31, 2024.
•Net income was $2.8 million, or $0.06 per diluted share, during the three months ended December 31, 2025, compared to net loss of $4.6 million, or $0.10 per diluted share, during the three months ended December 31, 2024.
•Cash provided by operating activities was $8.0 million for the three months ended December 31, 2025, compared to cash provided by operating activities of $0.6 million for the three months ended December 31, 2024.
•We added new patents to our portfolio during the three months ended December 31, 2025, bringing our total number of issued patents to 111 as of December 31, 2025. In addition, we had 26 patent applications outstanding as of December 31, 2025.

Market Opportunities, Challenges & Risks
See Item 1 “Business” in our 2025 Annual Report for details regarding our market opportunities, challenges and risks.
Results of Operations
Comparison of the Three Months Ended December 31, 2025 and 2024
The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2025 and 2024 (amounts in thousands, except percentages):

	Three Months Ended December 31,
			Percentage of Total Revenue		Increase (Decrease)
	2025	2024	2025	2024	$	%
Revenue
Software license	$13,901	$11,985	31%	32%	$1,916	16%
SaaS, maintenance, and other	30,343	25,269	69%	68%	5,074	20%
Total revenue	$44,244	$37,254	100%	100%	$6,990	19%
Cost of revenue	8,407	5,944	19%	16%	2,463	41%
Selling and marketing	8,148	9,695	18%	26%	(1,547)	(16)%
Research and development	7,374	8,323	17%	22%	(949)	(11)%
General and administrative	11,074	11,901	25%	32%	(827)	(7)%
Amortization of acquired intangibles and acquisition-related costs	3,286	3,657	7%	10%	(371)	(10)%
Restructuring costs	515	808	1%	2%	(293)	(36)%
Interest expense	2,542	2,398	6%	6%	144	6%
Other income, net	1,500	563	3%	2%	937	166%
Income tax benefit (provision)	(1,626)	297	4%	1%	(1,923)	nm
Net income (loss)	$2,772	$(4,612)	6%	12%	$7,384	(160)%
nm - not meaningful
Revenue
Total revenue increased $7.0 million, or 19%, to $44.2 million in the three months ended December 31, 2025 compared to $37.3 million in the three months ended December 31, 2024. Software license revenue increased $1.9 million, or 16%, to $13.9 million in the three months ended December 31, 2025 compared to $12.0 million in the three months ended December 31, 2024. This increase is primarily due to an increase in revenue from our standalone biometrics ID Live products in the three months ended December 31, 2025 compared to the same period in 2024. SaaS, maintenance and other revenue increased $5.1 million, or 20%, to $30.3 million in the three months ended December 31, 2025 compared to $25.3 million in the three months ended December 31, 2024. This increase is primarily due to an increase in transaction volume from our MiVIP and Check Fraud Defender products in the three months ended December 31, 2025 compared to the same period in 2024.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $2.5 million, or 41%, to $8.4 million in the three months ended December 31, 2025 compared to $5.9 million in the three months ended December 31, 2024. The increase in cost of revenue is primarily due to an increase in SaaS revenue as well as increased investment in our SaaS products and increases in service intensive customer work with more personnel costs directly supporting our customers during the three months ended December 31, 2025 compared to the same period in 2024.

Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses decreased $1.5 million, or 16%, to $8.1 million in the three months ended December 31, 2025 compared to $9.7 million in the three months ended December 31, 2024. The decrease in selling and marketing expense is primarily due to a re-allocation of headcount to focus on service intensive customer work and lower stock-based compensation expense associated with roles that have exited the organization in the three months ended December 31, 2025 compared to the same period in 2024.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $0.9 million, or 11%, to $7.4 million in the three months ended December 31, 2025 compared to $8.3 million in the three months ended December 31, 2024. The decrease in research and development expenses is primarily due to lower stock-based compensation expense due to continued realignment of headcount toward platform-level capabilities including reversal of expense for roles that exited the organization as part of this realignment and increases in capitalized software development costs commensurate with the realignment of priorities to these platform-level capabilities in the three months ended December 31, 2025 compared to the same period in 2024.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $0.8 million, or 7%, to $11.1 million in the three months ended December 31, 2025 compared to $11.9 million in the three months ended December 31, 2024. The decrease in general and administrative expenses is primarily due to lower bad debt expense, lower executive transition costs, lower audit and accounting fees, and lower third-party and professional fees, partially offset by higher personnel-related costs during the three months ended December 31, 2025 compared to the same period in 2024.
Amortization of Acquired Intangibles and Acquisition-related costs
Amortization of acquired intangibles and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $0.4 million, or 10%, to $3.3 million in the three months ended December 31, 2025 compared to $3.7 million in the three months ended December 31, 2024. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that were fully amortized prior to the three months ended December 31, 2025 compared to the same period in 2024.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.5 million in the three months ended December 31, 2025 and related to a restructuring that occurred in the first quarter of fiscal 2026. Restructuring costs were $0.8 million in the three months ended December 31, 2024 and related to a restructuring that occurred in the first quarter of fiscal 2025.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”) and Amended Credit Agreement (as defined below). Interest expense was $2.5 million for the three months ended December 31, 2025 and consisted of $2.2 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. Interest expense was $2.4 million for the three months ended December 31, 2024 and consisted of $2.1 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. As we amortize the debt discount and issuance costs using the effective interest method, amortization expense increases over the term of the agreement.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains and losses. Other income (expense), net increased $0.9 million, or 166%, to $1.5 million of income in the three months ended December 31, 2025 compared to $0.6 million of income in the three months ended December 31, 2024. The increase was primarily due to lower foreign currency exchange transactional losses and higher other income in the three months ended December 31, 2025 as compared to the same period in 2024.

Income Tax Benefit (Provision)
For the three months ended December 31, 2025, we recorded an income tax provision of $1.6 million which yielded an effective tax rate of 37%. For the three months ended December 31, 2024, we recorded an income tax benefit of $0.3 million which yielded an effective tax rate of 6%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended December 31, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of the global intangible low-taxed income inclusion and federal, state and foreign research and development credits on the tax provision.
Liquidity and Capital Resources
Cash generated from operations and proceeds from the issuance of the 2026 Notes (as defined below) have historically been our primary sources of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and the Amended Credit Agreement (as defined below). On December 31, 2025, we had $191.8 million in cash and cash equivalents and investments compared to $196.5 million on September 30, 2025, a decrease of $4.7 million, or 2%. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Three Months Ended December 31,
	2025	2024
Cash provided by (used in) operating activities	$8,018	$565
Cash provided by (used in) investing activities	24,416	840
Cash provided by (used in) financing activities	(11,511)	(3,129)
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during the three months ended December 31, 2025 was $8.0 million and resulted primarily from net non-cash charges of $9.3 million and net income of $2.8 million, partially offset by unfavorable changes in operating assets and liabilities of $4.0 million. Net cash provided by operating activities during the three months ended December 31, 2024 was $0.6 million and resulted primarily from net non-cash charges of $10.5 million, partially offset by a net loss of $4.6 million and by unfavorable changes in operating assets and liabilities of $5.4 million. The increase in cash inflows from operating activities of $7.5 million during the three months ended December 31, 2025 compared to three months ended December 31, 2024 was primarily due to the increase in net income.
Cash Flows from Investing Activities
Net cash provided by investing activities was $24.4 million during the three months ended December 31, 2025, which consisted primarily of net maturities of investments of $25.8 million, partially offset by capital expenditures of $1.4 million. Net cash provided by investing activities was $0.8 million during the three months ended December 31, 2024, which consisted primarily of net sales and maturities of investments of $1.2 million, partially offset by capital expenditures of $0.3 million. The increase in cash inflows from investing activities of $23.6 million during the three months ended December 31, 2025 compared to three months ended December 31, 2024 was primarily due to an increase in net maturities of investments in anticipation of the payment of our 2026 Notes in the second fiscal quarter of 2026.
Cash Flows from Financing Activities
Net cash used in financing activities was $11.5 million during the three months ended December 31, 2025, primarily due to repurchases and retirements of Common Stock of $10.0 million and payment of tax withholding obligations related to net share settlements of equity awards of $2.0 million, partially offset by proceeds on other borrowings of $0.4 million. Net cash used in financing activities was $3.1 million during the three months ended December 31, 2024, primarily due to repurchases and retirements of Common Stock of $3.3 million, partially offset by $0.2 million of net proceeds from the issuance of equity plan Common Stock. The increase in cash outflows from financing activities during the three months ended December 31, 2025 was primarily due to higher repurchases and retirements of Common Stock and the payment of tax withholding obligations related to net share settlements of equity awards in the three months ended December 31, 2025.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture included customary covenants and sets forth certain events of default after which the 2026 Notes could be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes became automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.3 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. As of December 31, 2025, the Company was in compliance with the covenants in the Indenture.
After August 1, 2025, the 2026 Notes were convertible at the option of the holders at any time prior to the close of business on the maturity date. The net proceeds from this offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The Company used a portion of the net proceeds from the offering to pay the cost of the Notes Hedge (as defined below), after such cost was partially offset by the proceeds from the Warrant Transactions (as defined below).
In accounting for the issuance of the 2026 Notes, the conversion option of the 2026 Notes was deemed an embedded derivative requiring bifurcation from the 2026 Notes (“host contract”) and separate accounting as an embedded derivative liability, that was subsequently reclassified to additional paid-in capital when the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. The proceeds from the 2026 Notes were first allocated to the embedded derivative liability and the remaining proceeds were then allocated to the host contract. On February 5, 2021, the fair value of the embedded derivative liability representing the conversion option was $33.2 million and the remaining $116.5 million was allocated to the host contract. The difference between the principal amount of the 2026 Notes and the fair value of the host contract (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the 2026 Notes.
The Company repaid the 2026 Notes in full in the second quarter of fiscal 2026.
In connection with the issuance of the 2026 Notes, the Company entered into transactions for convertible notes hedge (the “Notes Hedge”) with Bank of America, N.A., Jefferies International Limited and Goldman Sachs & Co. LLC (the “Option Counterparties”). The Notes Hedge provided the Company with the option to acquire, on a net settlement basis, approximately 7.4 million shares of Common Stock at a strike price of $20.85, which is equal to the number of shares of Common Stock that notionally underlie and correspond to the conversion price of the 2026 Notes. The Company also entered into Warrant Transactions with the Option Counterparties relating to the same number of shares of the Common Stock, subject to customary anti-dilution adjustments. The strike price of the Warrant Transactions is $26.53 per share, which represents a 75.0% premium to the last reported sale price of the Common Stock on the Nasdaq Capital Market on February 2, 2021, and is subject to certain adjustments under the terms of the Warrant Transactions.
As of December 31, 2025, the Notes Hedge of $33.2 million is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge. The Notes Hedge expired on February 1, 2026, without the Company exercising any option to acquire Common Stock.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended December 31, 2025, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of December 31, 2025, the Warrant Transactions had not been exercised and remained outstanding.
Amended Credit Agreement - Revolving Credit Line and Term Loan
On May 7, 2025, the Company, together with its subsidiaries, A2iA Corp. and ID R&D, Inc., entered into the First Amendment to Loan and Security Agreement (the “Amendment”), amending the Credit Agreement, and as amended by the Amendment (the “Amended Credit Agreement”), by and among the Company and the Bank.
The Amended Credit Agreement provides for, among other things, (i) the establishment of a delayed draw term loan (the “Term Loan”) in an aggregate principal amount of up to $75.0 million that may be drawn prior to February 28, 2026 for the sole purpose of paying amounts outstanding under the 2026 Notes due February 1, 2026 and customary fees and expenses in connection therewith, (ii) a revolving line of credit (the “Revolving Line”) whereby the Company may borrow up to $25.0 million with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. On January 21, 2026, the Company borrowed $50.0 million under its Term Loan. The Term Loan and Revolving Line are secured on a first priority basis by the Company’s assets.
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
The Amended Credit Agreement contains representations, warranties, and negative and affirmative covenants customary for transactions of this type. These include covenants limiting the ability of Borrower and any of their subsidiaries, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any merger or consolidation with, or acquire all or substantially all of the equity or property of, another person, (iv) dispose of any of their business or property, (v) make or permit any payment on subordinated debt, or (vi) pay any dividend, make any other distribution, or redeem any equity.
The Amended Credit Agreement contains customary events of default and also provides that an event of default includes any default resulting in a right by third parties to accelerate maturity of indebtedness in excess of $500,000. If any event of default occurs and is not cured within applicable grace periods set forth in the Amended Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated. In addition, Borrower may be required to deposit cash with the Bank in an amount equal to 1.05 of any undrawn letters of credit denominated in U.S. Dollars or 1.15
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of December 31, 2025, the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement. There are no outstanding borrowings under the Amended Credit Agreement as of December 31, 2025.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear interest rates ranging from 0% to 3.72%. As of December 31, 2025, $4.8 million was outstanding under these agreements and $0.3 million and $4.5 million are recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2025, $4.3 million was outstanding under these agreements and approximately $0.3 million and $4.0 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
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
The Company made purchases of $10.0 million, or 1,078,333 shares, during the three months ended December 31, 2025 at an average price of $9.27 per share and subsequently retired the shares. The Company made purchases of $3.3 million, or 363,378 shares, during the three months ended December 31, 2024 at an average price of $8.99 per share and subsequently retired the shares. Total purchases made under the share repurchase program since inception were $39.0 million as of December 31, 2025, and the repurchased shares were retired.
During the period beginning January 1, 2026 through February 4, 2026, the Company made purchases of $7.2 million, or 705,638 shares at an average price of $10.26 per share. On February 5, 2026, the Board of Directors of the Company approved a new share repurchase program, authorizing the Company to repurchase up to $50.0 million of its Common Stock. The new share repurchase program will become effective at the completion of the Company’s 2024 share repurchase program and will remain effective for a period of up to two years.
Other Liquidity Matters
At December 31, 2025, we had investments of $16.7 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and government securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At December 31, 2025, we had $15.0 million of our available-for-sale securities classified as current and $1.7 million of our available-for-sale securities classified as long-term. At September 30, 2025, we had $38.9 million of our available-for-sale securities classified as current and $3.5 million of our available-for-sale securities classified as long-term.

We had working capital of $36.0 million at December 31, 2025 compared to $39.5 million at September 30, 2025. Our material cash requirements include repayment of the 2026 Notes as well as those related to leases as described in Note 10. “Leases” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan we believe the current cash and cash equivalents, cash received from proceeds under the Amended Credit Agreement, and cash expected to be generated from operations will be adequate to satisfy our material cash requirements as well as our working capital needs for at least the next twelve months from the date the financial statements are filed for the foreseeable future.
Changes in Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Annual Report.
There have been no material changes to our critical accounting estimates from those disclosed in our 2025 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2025 Annual Report. Except as described below, there has been no material change in this information as of December 31, 2025.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including government securities, corporate debt securities, and commercial paper. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2025, our marketable securities had remaining maturities between approximately one and 12 months and a fair market value of $16.7 million, representing 4% of our total assets.
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
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the three months ended December 31, 2025 or 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.
In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level, that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 9 of the notes to the condensed consolidated financial statements included Part I, Item I of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in our 2025 Annual Report describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in our 2025 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2025, that were not previously disclosed in a Current Report on Form 8-K.
The following table is a summary of the Company’s purchases of its common stock during the quarter ended December 31, 2025:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2025 — October 31, 2025	118,482	$8.98	118,482	$20,222,262
November 1, 2025 — November 30, 2025	662,505	$8.87	662,505	$14,342,907
December 1, 2025 — December 31, 2025	297,346	$9.99	297,346	$11,372,381
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

February 5, 2026	MITEK SYSTEMS, INC.

	By:	/s/ Edward H. West
Edward H. West
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Lyle
David Lyle
Chief Financial Officer (Principal Financial Officer)