Form 10-Q
period 2026-03-31
MITEK SYSTEMS INC
filed 2026-05-07
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 45,158,851 shares of the registrant’s common stock outstanding as of May 1, 2026.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2026

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2026 (Unaudited)	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$69,187	$154,153
Short-term investments	8,400	38,858
Accounts receivable, net	63,308	36,811
Contract assets, current portion	8,626	12,687
Prepaid expenses	2,942	3,050
Other current assets	4,038	2,935
Total current assets	156,501	248,494
Long-term investments	—	3,464
Property and equipment, net	4,500	2,314
Right-of-use assets	2,167	2,624
Intangible assets, net	32,672	39,799
Goodwill	131,439	133,457
Deferred income tax assets	24,437	25,334
Contract assets, non-current portion	1,447	1,405
Other non-current assets	3,775	2,218
Total assets	$356,938	$459,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,976	$3,874
Accrued payroll and related taxes	11,850	16,837
Accrued liabilities	627	343
Income tax payables(1)	3,000	2,683
Deferred revenue, current portion	36,056	29,061
Lease liabilities, current portion	894	890
Convertible senior notes	—	152,216
Current portion of term loan	2,500	—
Other current liabilities(1)	1,035	3,130
Total current liabilities	59,938	209,034
Deferred revenue, non-current portion	1,501	1,085
Long-term portion of term loan	47,500	—
Lease liabilities, non-current portion	1,623	2,080
Deferred income tax liabilities	290	295
Other non-current liabilities	6,619	6,357
Total liabilities	117,471	218,851

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 44,864,835 and 45,636,531 issued and outstanding, as of March 31, 2026 and September 30, 2025, respectively	45	46
Additional paid-in capital	273,642	265,835
Accumulated other comprehensive income (loss)	(2,531)	586
Accumulated deficit	(31,689)	(26,209)
Total stockholders’ equity	239,467	240,258
Total liabilities and stockholders’ equity	$356,938	$459,109
(1) September 30, 2025 condensed consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Revenue
Software license	$25,950	$26,700	$39,851	$38,685
SaaS, maintenance, and other	28,891	25,229	59,234	50,498
Total revenue	54,841	51,929	99,085	89,183
Operating costs and expenses
Cost of revenue—software license (exclusive of depreciation & amortization)	33	16	66	83
Cost of revenue—SaaS, maintenance, and other (exclusive of depreciation & amortization)	8,525	6,515	16,899	12,392
Selling and marketing	9,601	10,540	17,749	20,235
Research and development	7,566	9,766	14,940	18,089
General and administrative	12,244	10,098	23,318	21,999
Amortization of acquired intangibles and acquisition-related costs	3,323	3,600	6,609	7,257
Restructuring costs	—	29	515	837
Total operating costs and expenses	41,292	40,564	80,096	80,892
Operating income (loss)	13,549	11,365	18,989	8,291
Interest expense	1,450	2,407	3,992	4,805
Other income (expense), net	637	1,110	2,137	1,673
Income (loss) before income taxes	12,736	10,068	17,134	5,159
Income tax benefit (provision)	(3,200)	(916)	(4,826)	(619)
Net income (loss)	$9,536	$9,152	$12,308	$4,540
Net income (loss) per share—basic	$0.21	$0.20	$0.27	$0.10
Net income (loss) per share—diluted	$0.20	$0.20	$0.25	$0.10
Shares used in calculating net income (loss) per share—basic	45,050	45,651	45,380	45,501
Shares used in calculating net income (loss) per share—diluted	48,535	46,610	48,470	46,599
Comprehensive income (loss)
Net income (loss)	$9,536	$9,152	$12,308	$4,540
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(2,980)	4,944	(3,069)	(5,566)
Unrealized gain (loss) on investments, net of tax benefit/(expense) of $7, $(8), $14, and $34	(25)	54	(48)	(84)
Other comprehensive income (loss), net of tax	(3,005)	4,998	(3,117)	(5,650)
Comprehensive income (loss)	$6,531	$14,150	$9,191	$(1,110)

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2025	45,283	$45	$266,568	$474	$(33,431)	$233,656
Exercise of stock options	150	—	1,428	—	—	1,428
Settlement of restricted stock units	100	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	92	—	793	—	—	793
Payment of tax withholding obligations related to net share settlements of equity awards	—	—	(148)	—	—	(148)
Stock-based compensation expense	—	—	5,001	—	—	5,001
Repurchases and retirement of common stock	(760)	—	—	—	(7,794)	(7,794)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	9,536	9,536
Currency translation adjustment	—	—	—	(2,980)	—	(2,980)
Change in unrealized gain (loss) on investments	—	—	—	(25)	—	(25)
Balance, March 31, 2026	44,865	$45	$273,642	$(2,531)	$(31,689)	$239,467

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2024	45,212	$45	$251,967	$(12,950)	$(38,145)	$200,917
Exercise of stock options	50	—	84	—	—	84
Settlement of restricted stock units	174	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	95	—	704	—	—	704
Stock-based compensation expense	—	—	4,352	—	—	4,352
Repurchases and retirement of common stock	—	—	—	—	7	7
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	9,152	9,152
Currency translation adjustment	—	—	—	4,944	—	4,944
Change in unrealized gain (loss) on investments	—	—	—	54	—	54
Balance, March 31, 2025	45,531	$46	$257,106	$(7,952)	$(28,986)	$220,214

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2025	45,637	$46	$265,835	$586	$(26,209)	$240,258
Exercise of stock options	155	—	1,453	—	—	1,453
Settlement of restricted stock units	819	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	92	—	793	—	—	793
Payment of tax withholding obligations related to net share settlements of equity awards	—	—	(2,131)	—	—	(2,131)
Stock-based compensation expense	—	—	7,692	—	—	7,692
Repurchases and retirement of common stock	(1,838)	(1)	—	—	(17,788)	(17,789)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	12,308	12,308
Currency translation adjustment	—	—	—	(3,069)	—	(3,069)
Change in unrealized gain (loss) on investments	—	—	—	(48)	—	(48)
Balance, March 31, 2026	44,865	$45	$273,642	$(2,531)	$(31,689)	$239,467

	Six Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2024	44,999	$45	$247,326	$(2,302)	$(30,268)	$214,801
Exercise of stock options	116	—	261	—	—	261
Settlement of restricted stock units	691	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	95	—	704	—	—	704
Stock-based compensation expense	—	—	8,817	—	—	8,817
Repurchases and retirement of common stock	(370)	(1)	—	—	(3,258)	(3,259)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	4,540	4,540
Currency translation adjustment	—	—	—	(5,566)	—	(5,566)
Change in unrealized gain (loss) on investments	—	—	—	(84)	—	(84)
Balance, March 31, 2025	45,531	$46	$257,106	$(7,952)	$(28,986)	$220,214

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$12,308	$4,540
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	7,692	8,817
Amortization of acquired intangible assets	6,609	7,257
Amortization of costs capitalized to obtain revenue contracts	1,354	878
Depreciation and amortization expense	781	739
Bad debt expense	293	411
Amortization of investment premiums & other	(262)	(1,146)
Accretion and amortization on convertible senior notes	3,034	4,224
Deferred taxes	822	(5,423)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(26,939)	(18,898)
Contract assets	3,967	5,649
Other assets	(3,998)	578
Accounts payable	123	(3,674)
Accrued payroll and related taxes	(4,908)	1,157
Income taxes payable	351	837
Deferred revenue	7,550	7,922
Other liabilities	(1,704)	440
Net cash provided by (used in) operating activities	7,073	14,308
Investing activities:
Purchases of investments	(2,218)	(21,973)
Maturities of investments	30,321	23,000
Sales of investments	6,035	—
Purchases of property and equipment, net	(2,978)	(567)
Net cash provided by (used in) investing activities	31,160	460
Financing activities:
Proceeds from term loan	50,000	—
Repayments of senior convertible notes	(155,250)	—
Proceeds from the issuance of equity plan common stock	2,246	261
Repurchases and retirements of common stock	(17,789)	(3,258)
Payment of tax withholding obligations related to net share settlements of equity awards	(2,131)	—
Proceeds from other borrowings	304	—
Principal payments on other borrowings	—	(96)
Net cash provided by (used in) financing activities	(122,620)	(3,093)
Foreign currency effect on cash and cash equivalents	(579)	(432)
Net increase (decrease) in cash and cash equivalents	(84,966)	11,243
Cash and cash equivalents at beginning of period	154,153	93,456
Cash and cash equivalents at end of period	$69,187	$104,699
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,042	$582
Cash paid for income taxes	$4,349	$4,952
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$(48)	$(84)

See accompanying notes to condensed consolidated financial statements... ..

MITEK SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a global provider of digital identity verification and fraud prevention solutions. Mitek helps businesses verify identities, prevent fraud before it happens, and deliver secure, seamless digital experiences in the face of rapidly advancing AI-generated threats. From account opening to authentication and deposit, Mitek’s technology safeguards critical digital interactions. More than 7,000 organizations rely on Mitek to protect their most important customer connections and stay ahead of emerging risks.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of March 31, 2026, the condensed consolidated statements of operations and comprehensive income (loss), and stockholders’ equity for the three and six months ended March 31, 2026 and 2025, and the condensed consolidated statements of cash flows for the six months ended March 31, 2026 and 2025 are unaudited.
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
Results for the three and six months ended March 31, 2026, are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
A reclassification has been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. Income tax payables were presented in the other current liabilities line in the consolidated balance sheet as of September 30, 2025; however, they have been presented separately in the consolidated balance sheet as of March 31, 2026.
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
Net Income (Loss) Per Share
For the three and six months ended March 31, 2026 and 2025, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Stock options	71	366	103	384
RSUs	2,193	2,403	2,039	2,036
ESPP common stock equivalents	12	38	7	19
Performance options	—	705	—	716
Performance RSUs	1,678	1,333	1,572	1,093
Convertible senior notes	2,648	7,448	5,074	7,448
Warrants	7,448	7,448	7,448	7,448
Total potentially dilutive common shares outstanding	14,050	19,741	16,243	19,144
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$9,536	$9,152	$12,308	$4,540
Weighted-average shares outstanding—basic	45,050	45,651	45,380	45,501
Common stock equivalents	3,485	959	3,090	1,098
Weighted-average shares outstanding—diluted	48,535	46,610	48,470	46,599
Net income per share:
Basic	$0.21	$0.20	$0.27	$0.10
Diluted	$0.20	$0.20	$0.25	$0.10
Concentrations of Significant Customers and Assets
For the three months ended March 31, 2026, the Company derived revenue of $12.1 million from one customer, with such customer accounting for 22% of the Company’s total revenue. For the three months ended March 31, 2025, the Company derived revenue of $18.5 million from two customers, with such customers accounting for 21% and 15% of the Company’s total revenue. For the six months ended March 31, 2026, the Company derived revenue of $16.6 million from one customer, with such customer accounting for 17% of the Company’s total revenue. For the six months ended March 31, 2025, the Company derived revenue of $26.2 million from two customers, with such customers accounting for 19% and 11% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $9.9 million and $13.2 million at March 31, 2026 and 2025, respectively.
From a geographic perspective, approximately 76% and 78% of the Company’s total long-term assets as of March 31, 2026 and September 30, 2025, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 18% and 17% of the Company’s total long-term assets excluding goodwill and other intangible assets as of March 31, 2026 and September 30, 2025, respectively, are associated with the Company’s international subsidiaries.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the six months ended March 31, 2026.

Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Company’s 2025 Annual Report. There have been no changes to these accounting policies through March 31, 2026.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which simplifies the forecasting process for current asset by providing a practical expedient allowing a Company to assume economic conditions as of the balance sheet date will not change for the remaining life of the asset when forecasting expected credit losses on current accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and for interim periods within those annual periods. The Company is evaluating the effect that ASU 2025-05 will have on its financial statement disclosures.
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270). The ASU improves the navigability of the required interim disclosures and clarifies when the guidance is applicable, as well as provides additional guidance on what disclosures should be provided in interim reporting periods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2028. The Company is evaluating the impact this ASU will have on its consolidated financial statements, which is not expected to be material.
No other new accounting pronouncement issued or effective during the six months ended March 31, 2026 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software License
Software license revenue is generated from on premise software license sales. Software is typically sold as a time-based license with a term of one to three years. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. The Company’s standard payment terms are generally no more than 60 days. Invoices for software are typically issued when the license is made available for customer use.

SaaS, Maintenance, and Other
SaaS, maintenance, and other revenue is generated from the sale of software as a service (“SaaS”) products and services, maintenance associated with the sale of on premise software licenses, and consulting and professional services. The Company’s SaaS products give customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”), subscribe for access over a contracted period, or commit to a minimum spend over their contracted period, with the ability to purchase additional transactions above the minimum during the contract term. Revenue related to Pay as You Go contracts are generally recognized based on the customer’s actual usage, in the period of usage. For contracts which include a minimum commitment, the Company is stand-ready to provide the services throughout the contract term, and revenue is primarily recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at historical usage, expected volume, and other factors to project usage for the remainder of the contract term. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. Maintenance and support services generally call for the Company to provide software updates and technical support to customers and is recognized ratably over the term of the contract as this is the period the services are delivered. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. The Company’s standard payment terms are generally no more than 60 days. SaaS (other than Pay as You Go) and maintenance services are typically invoiced annually in advance, and consulting and professional services are typically invoiced at the time of sale.
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

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Major product category
Fraud and identity solutions
SaaS	$19,979	$16,790	$40,895	$34,083
Software license and support	5,089	2,843	8,997	4,565
Professional services and other	632	486	1,278	1,040
Total fraud and identity solutions revenue	25,700	20,119	51,170	39,688
Check verification solutions
SaaS	1,241	1,205	2,562	2,339
Software license and support	27,612	30,234	44,519	46,608
Professional services and other	288	371	834	548
Total check verification solutions revenue	29,141	31,810	47,915	49,495
Total by revenue type
SaaS	21,220	17,995	43,457	36,422
Software license and support	32,701	33,077	53,516	51,173
Professional services and other	920	857	2,112	1,588
Total revenue	$54,841	$51,929	$99,085	$89,183
Software license is included within Software License revenue on the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented. SaaS, software license support, and professional services and other are included within SaaS, maintenance, and other on the condensed consolidated statements of operations and comprehensive income (loss) for all periods presented.
Total Revenue by Geographic Location
Revenues by geography are determined based on the region of the Company's contracting entity, which may be different than the region of the customer. The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the three and six months ended March 31, 2026 and in the six months ended March 31, 2025. Revenue for the three and six months ended March 31, 2026 and 2025 were as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
United States	$42,694	$42,459	$75,161	$68,077
United Kingdom	5,666	*	11,681	9,773
All other countries	6,481	9,470	12,243	11,333
Total revenue	$54,841	$51,929	$99,085	$89,183
*Revenues from the United Kingdom were not greater than 10% of the Company’s total revenue for this period.
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2026	September 30, 2025	March 31, 2025	September 30, 2024
Accounts receivable, net	$63,308	$36,811	$49,850	$31,682
Contract assets, current	8,626	12,687	11,855	15,818
Contract assets, non-current	1,447	1,405	1,907	3,620
Contract liabilities (deferred revenue), current	36,056	29,061	29,318	21,231
Contract liabilities (deferred revenue), non-current	1,501	1,085	372	753

Contract assets primarily result from when transfer of control occurs but the right to receive consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $8.0 million and $5.6 million of revenue during the three months ended March 31, 2026, and 2025, respectively, and $22.6 million and $16.2 million of revenue during the six months ended March 31, 2026 and 2025, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets and were $9.2 million and $2.0 million as of March 31, 2026 and September 30, 2025, respectively. The Company maintained an allowance for credit losses of $1.4 million and $2.8 million as of March 31, 2026 and September 30, 2025, respectively.
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
Remaining performance obligation consisted of the following as of March 31, 2026 (amounts in thousands):

March 31, 2026
Current	$82,509
Non-current	32,657
Total	$115,166
Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $11.6 million and $4.0 million as of March 31, 2026 and September 30, 2025, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. Amortization of contract origination costs are included in selling and marketing expenses in the condensed consolidated statement of operations and comprehensive income (loss) and totaled $0.7 million and 0.4 million during the three months ended March 31, 2026 and 2025, respectively, and $1.4 million and $0.9 million during the six months ended March 31, 2026 and 2025, respectively. There were no impairment losses recognized during both the six months ended March 31, 2026 and 2025 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2026 and September 30, 2025 (amounts in thousands):

March 31, 2026:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper, short-term	$2,221	$—	$(2)	$2,219
Corporate debt securities, short-term	6,177	4	—	6,181
Total	$8,398	$4	$(2)	$8,400

September 30, 2025:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. government and agency securities, short-term	$998	$—	$—	$998
Commercial paper, short-term	19,575	1	(1)	19,575
Corporate debt securities, short-term	18,253	34	(2)	18,285
Corporate debt securities, long-term	3,431	33	—	3,464
Total	$42,257	$68	$(3)	$42,322
All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2026 and September 30, 2025, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
The following table summarizes the contractual maturities of the available-for-sale securities as of March 31, 2026 (amounts in thousands):

	March 31, 2026	September 30, 2025
Due within 1 year	$8,400	$38,858
Due in 1 to 5 years	—	3,464
Total	$8,400	$42,322
Interest income from available-for sale securities was $0.2 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, and $0.9 million and $1.6 million for the six months ended March 31, 2026 and 2025, respectively, and is included in other income (expense), net in the condensed consolidated statements of operations and comprehensive income (loss).

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

The following tables represent the fair value hierarchy of the Company’s investments as of March 31, 2026 and September 30, 2025, respectively (amounts in thousands):

March 31, 2026:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Commercial paper	$2,219	$—	$2,219	$—
Corporate debt securities	6,181	—	6,181	—
Total short-term investments at fair value	8,400	—	8,400	—

Total assets at fair value	$8,400	$—	$8,400	$—

September 30, 2025:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Commercial paper	$19,575	$—	$19,575	$—
U.S. Government and agency securities, short-term	998	—	998	—
Corporate debt securities	18,285	—	18,285	—
Total short-term investments at fair value	38,858	—	38,858	—
Long-term investments:
Corporate debt securities	3,464	—	3,464	—
Total long-term investments at fair value	3,464	—	3,464	—

Total assets at fair value	$42,322	$—	$42,322	$—

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $131.4 million at March 31, 2026, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2026 (amounts shown in thousands):

Balance at September 30, 2025	$133,457
Foreign currency effect on goodwill	(2,018)
Balance at March 31, 2026	$131,439
There were no impairment losses recognized related to goodwill in the six months ended March 31, 2026 or 2025.
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of March 31, 2026 and September 30, 2025, respectively, are summarized as follows (amounts in thousands, except for years):

March 31, 2026:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$75,453	$44,971	$30,482
Customer relationships	5.0	5,003	4,022	981
Trade names	5.0	6,473	5,264	1,209
Total intangible assets		$86,929	$54,257	$32,672

September 30, 2025:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$76,524	$40,120	$36,404
Customer relationships	5.0	5,090	3,583	1,507
Trade names	5.0	6,580	4,692	1,888
Total intangible assets		$88,194	$48,395	$39,799
Amortization expense related to acquired intangible assets was $3.3 million and $3.6 million during the three months ended March 31, 2026 and 2025, respectively, and $6.6 million and $7.3 million during the six months ended March 31, 2026 and 2025, respectively. During the six months ended March 31, 2026, foreign exchange translation had a favorable impact of $1.3 million on intangible assets. Amortization expense related to acquired intangible assets is recorded within amortization of acquired intangibles and acquisition-related costs on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairment losses recognized related to intangible assets in the six months ended March 31, 2026 or 2025.
The estimated future amortization expense related to acquired intangible assets is expected to be as follows (amounts in thousands):

Fiscal Period:	Estimated Future Amortization Expense
Remainder of 2026	$6,512
2027	11,848
2028	10,090
2029	4,222
Total	$32,672

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), performance-based restricted stock unit awards (“Performance RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Cost of revenue	$355	$162	$663	$323
Selling and marketing	1,135	1,035	1,191	2,009
Research and development	466	1,338	247	2,462
General and administrative	3,045	1,817	5,591	4,023
Stock-based compensation expense	$5,001	$4,352	$7,692	$8,817
As of March 31, 2026, the Company had $42.8 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.5 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 9,608,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of March 31, 2026, (i) 3,068,937 RSUs and 1,436,588 Performance RSUs were outstanding under the A&R 2020 Plan (as defined below), (ii) 13,779,079 shares of Common Stock were reserved for future grants under the A&R

2020 Plan, and (iii) stock options to purchase an aggregate of 3,000 shares of Common Stock and no RSUs were outstanding under the Prior Plans.
At each of the 2023 Annual Meeting of Stockholders and the 2026 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the 2020 Plan to increase the number of shares authorized for issuance thereunder by 5,108,000 shares and 4,100,000 shares, respectively (the 2020 Plan as so amended and restated, the “A&R 2020 Plan”).
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. At the 2026 Annual Meeting of Stockholders, the Company’s stockholders approved the Amended and Restated Employee Stock Purchase Plan, which increased the number of shares authorized for issuance thereunder by 1,000,000 shares. As a result, the total number of shares of Common Stock reserved for issuance thereunder is 2,000,000 shares. As of March 31, 2026, (i) 1,085,834 shares have been issued to participants pursuant to the ESPP and (ii) 914,166 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). Stock-based compensation expense related to the ESPP was immaterial in each of the three and six months ended March 31, 2026 and 2025.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The Director Plan expired on December 31, 2022. As of March 31, 2026 56,443 RSUs were outstanding under the Director Plan.
Inducement Grants
As of March 31, 2026 (i) 260,763 RSUs and (ii) 908,442 Performance RSUs were outstanding related to equity granted pursuant to inducement grants.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2025	158,589	$9.28	4.8	$204
Granted	—	—
Exercised	(155,589)	9.34		782
Canceled	—	—
Outstanding at March 31, 2026	3,000	5.75	0.6	23
Vested at March 31, 2026	3,000	5.75	0.6	23
Exercisable at March 31, 2026	3,000	5.75	0.6	23
The Company did not recognize any stock-based compensation expense related to outstanding stock options during each of the six months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the six months ended March 31, 2026 or 2025.

Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2026:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2025	2,926,842	$9.94
Granted	1,484,983	9.28
Settled	(662,705)	10.47
Canceled	(362,977)	9.77
Outstanding at March 31, 2026	3,386,143	9.57
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.5 million and $2.8 million in stock-based compensation expense related to outstanding RSUs during the three months ended March 31, 2026 and 2025, respectively. The Company recognized $4.2 million and $5.6 million in stock-based compensation expense related to outstanding RSUs during the six months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $24.7 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.9 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the six months ended March 31, 2026:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2025	2,022,284	$9.49
Granted	996,688	8.72
Settled	(381,732)	9.52
Canceled	(292,210)	10.12
Outstanding at March 31, 2026	2,345,030	9.09
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the grant date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.2 million and $1.5 million in stock-based compensation expense related to outstanding Performance RSUs during the three months ended March 31, 2026 and 2025, respectively. The Company recognized $3.0 million and $2.9 million in stock-based compensation expense related to outstanding Performance RSUs during the six months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company had $17.8 million of unrecognized compensation expense related to outstanding Performance RSUs expected to be recognized over a weighted-average period of approximately 2.0 years.
Share Repurchase Program
On May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of our Common Stock which was effective as of May 16, 2024 and will expire on May 16, 2026 (“2024 Share Repurchase Program”). On February 5, 2026, the Company announced that the Board of Directors had authorized an additional program to repurchase up to $50 million of the currently outstanding shares of our common stock and will become effective upon the completion of the 2024 Share Repurchase Program and remain effective for a period of up to two years. The timing, price and actual number of shares of Common Stock repurchased will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may be made from time to time (i) through open market purchases, block trades, privately negotiated transactions, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any combination of the foregoing, in each case in accordance with applicable laws, rules and regulations or (ii) in such other manner as will comply with the provisions of the Exchange Act. The share repurchase program does not require the Company to repurchase shares of its Common Stock and it may be discontinued, suspended or amended at any time.
The Company made purchases of $7.8 million, or 760,238 shares, during the three months ended March 31, 2026 at an average price of $10.24 per share and subsequently retired the shares. The Company made purchases of $17.8 million, or 1,838,571 shares, during the six months ended March 31, 2026 at an average price of $9.67 per share and subsequently retired the shares. The Company made no purchases during the three months ended March 31, 2025. The Company made purchases of $3.3 million, or 363,378 shares, during the six months ended March 31, 2025 at an average price of $8.99 per share and subsequently retired the shares. Total purchases made under the share repurchase program since inception were $46.8 million as of March 31, 2026, and the repurchased shares were retired.
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
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, as of March 31, 2026 and September 30, 2025 (amounts in thousands):

	March 31, 2026	September 30, 2025
Unrealized gain (loss) on available-for-sale debt securities	$1	$48
Foreign currency translation adjustments	(2,532)	538
Total accumulated other comprehensive income (loss)	$(2,531)	$586

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
For the three and six months ended March 31, 2026, the Company recorded an income tax provision of $3.2 million and $4.8 million, respectively, which yielded an effective tax rate of 25% and 28%, respectively. For the three and six months ended March 31, 2025, the Company recorded an income tax provision of $0.9 million and $0.6 million, respectively, which yielded an effective tax rate of 9% and 12%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended March 31, 2026 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of the global intangible low-taxed income inclusion and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended March 31, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, release of valuation allowances relating to one of the Company's operations in a foreign jurisdiction, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision.
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

8. DEBT
The carrying values of the Company’s debt as of March 31, 2026 and September 30, 2025 are as follows (amounts in thousands):

	March 31, 2026	September 30, 2025
Convertible senior notes	$—	$155,250
Term loan	50,000	—
Revolving credit line	—	—
Less: unamortized discount and issuance costs, net of amortization	—	(3,034)
Total debt, net of unamortized discount and issuance costs	50,000	152,216
Less: current portion of term loan	2,500	152,216
Long-term portion of term loan	$47,500	$—
Convertible Senior Notes
In February 2021, the Company issued an aggregate principal amount of $155.3 million in 0.75% convertible notes due February 1, 2026 (“2026 Notes”). The Company repaid the 2026 Notes in full in the second quarter of fiscal 2026.
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
In connection with the Amended Credit Agreement, the Company incurred issuance costs of $0.2 million which were recorded to Other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss). The Term Loan and the Revolving Line both mature on May 1, 2030. Commencing on April 1, 2026, the Borrower must make amortization payments on any advances under the Term Loan at the percentages set forth in the Amendment.
Borrowings under the Amended Credit Agreement generally bear interest at a variable rate equal to (a) term SOFR plus a specified margin or (b) WSJ prime plus a specified margin, in each case which will be adjusted based on the Company’s net leverage ratio at the time of borrowing. Borrower must also pay the Bank (i) a commitment fee of $125,000 and (ii) an “Unused Revolving Line Facility Fee” of 0.25% per annum of the average unused portion of the Revolving Line. The Term Loan carrying value approximates fair value and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 4 “Fair Value Measurements”.
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
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of March 31, 2026, the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement. There are $50.0 million in outstanding borrowings under the Amended Credit Agreement as of March 31, 2026.
The following table presents the total amount of interest cost recognized relating to the Term Loan and 2026 Notes (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Contractual interest expense	$664	$288	$958	$581
Amortization of debt discount and issuance costs	786	2,119	3,034	4,224
Total interest expense recognized	$1,450	$2,407	$3,992	$4,805

The derived effective interest rate on the 2026 Notes was determined to be 6.71%, which remained unchanged from the date of issuance through repayment. The derived effective interest rate on the Amended Credit Agreement was determined to be 5.42% for the six months ended March 31, 2026, with a remaining term of 4.2 years as of March 31, 2026.
Maturities of principal amounts of our Amended Credit Agreement as of March 31, 2026 were as follows (amounts in thousands):

Principal Amounts
Remaining 2026	$1,250
2027	3,125
2028	4,375
2029	5,625
2030	35,625
Total	$50,000
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear interest rates ranging from —% to 3.72%. As of March 31, 2026, $4.5 million was outstanding under these agreements and $0.3 million and $4.3 million are recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2025, $4.3 million was outstanding under these agreements and approximately $0.3 million and $4.0 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
Maturities of principal amounts of our other borrowings as of March 31, 2026 were as follows (amounts in thousands):

Principal Amounts
Remaining 2026	$273
2027	447
2028	538
2029	538
2030	538
2031 and thereafter	2,197
Total	$4,531

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
On January 28, 2025, USAA filed a patent infringement lawsuit against Regions Financial Corporation and Regions Bank (“Regions”) in the U.S. District Court for the Eastern District of Texas. The Company was not named as a defendant or mentioned in connection with any alleged infringement in the complaint. On March 13, 2025, Digital First Holdings d/b/a Candescent, the successor-in-interest of NCR’s digital banking business, sent the Company an indemnification demand relating to the lawsuit. The Company does not believe at this time that it is required to indemnify Candescent or Regions and has notified them of its position. On July 7, 2025, Regions filed a motion to dismiss the complaint alleging that the patent claims are directed to non-patentable subject matter and therefore invalid under 35 U.S.C. § 101. On July 14, 2025, Regions filed a motion to stay the case pending the resolution of its motion to dismiss. The parties to the lawsuit filed a joint motion to stay all claims and notice of settlement on February 3, 2026. The court then dismissed the case with prejudice on March 20, 2026 in view of the settlement.
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

10. LEASES
Leases
The Company leases office and research and development facility space under non-cancelable operating leases for various terms through 2031. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of March 31, 2026, the Company had operating right-of-use (“ROU”) assets of $2.2 million. As of March 31, 2026, total operating lease liabilities of $2.5 million were comprised of current lease liabilities of $0.9 million and non-current lease liabilities of $1.6 million. As of September 30, 2025, the Company had operating ROU assets of $2.6 million. As of September 30, 2025, total operating lease liabilities of $3.0 million were comprised of current lease liabilities of $0.9 million and non-current lease liabilities of $2.1 million.
The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Operating lease costs	224	184	$434	$366
Short-term lease costs	54	140	171	291
Variable lease costs	58	151	153	170
Total lease costs	$336	$475	$758	$827
Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Six Months Ended March 31,
	2026	2025
Right of use assets acquired under new operating leases	$—	$1,947
Cash paid for amounts included in the measurement of lease liabilities	$520	$1,960
Other information related to leases as of the balance sheet dates presented was as follows:

	Six Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (years) - operating leases	3.7	4.6
Weighted-average discount rate - operating leases	7.8%	8.0%

Maturities of operating lease liabilities as of March 31, 2026 were as follows (amounts in thousands):

Operating Leases
Remaining 2026	$536
2027	980
2028	477
2029	314
2030	323
2031 and thereafter	287
Total lease payments	2,917
Less: amount representing interest	(400)
Present value of future lease payments	$2,517

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
Overview
Mitek Systems, Inc. (“Mitek” or the “Company”) is a global provider of digital identity verification and fraud prevention solutions. Our technologies help organizations verify identities, mitigate fraud risk, and enable secure digital interactions in response to increasingly complex and evolving threats, including those driven by artificial intelligence (“AI”).
Our platform addresses key use cases across digital interactions and customer lifecycle, including new account openings, account access, and mobile check deposit. Core capabilities include AI, machine learning, computer vision, proprietary biometric liveness, and deepfake detection technologies that support identity verification, detect manipulation, and help prevent digital impersonation.
Our mobile check deposit product enables approximately 1.2 billion transactions annually and is widely used by financial institutions to provide consumers with fast, accurate, and secure remote deposit functionality. Our identity verification technologies are embedded within mobile and web applications, delivering real-time, automated identity validation across critical digital interactions.
As of the date of this filing, we serve more than 7,000 organizations globally, including financial institutions, financial technology (“fintech”) companies, telecommunications providers, and digital marketplaces. Our solutions assist customers in addressing fraud risk, complying with Know Your Customer (“KYC”) and anti-money laundering (“AML”) regulations, and improving operational efficiency and user experience.
Second Quarter Fiscal 2026 Highlights
•Revenue for the three months ended March 31, 2026 was $54.8 million, an increase of 6% compared to revenue of $51.9 million in the three months ended March 31, 2025.
•Net income was $9.5 million, or $0.20 per diluted share, during the three months ended March 31, 2026, compared to net income of $9.2 million, or $0.20 per diluted share, during the three months ended March 31, 2025.
•Cash provided by operating activities was $7.1 million for the six months ended March 31, 2026, compared to cash provided by operating activities of $14.3 million for the six months ended March 31, 2025.
•We added a new patent to our portfolio during the three months ended March 31, 2026, bringing our total number of issued patents to 112 as of March 31, 2026. In addition, we had 25 patent applications outstanding as of March 31, 2026.

•During the quarter, we repaid the 2026 Notes (as defined below) in full and borrowed $50.0 million under our Term Loan (as defined below), simplifying our capital structure and reducing potential dilution.
Market Opportunities, Challenges & Risks
See Item 1 “Business” in our 2025 Annual Report for details regarding our market opportunities, challenges and risks.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2026 and 2025 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2026	2025	2026	2025	$	%
Revenue
Software license	$25,950	$26,700	47%	51%	$(750)	(3)%
SaaS, maintenance, and other	28,891	25,229	53%	49%	3,662	15%
Total revenue	$54,841	$51,929	100%	100%	$2,912	6%
Cost of revenue	8,558	6,531	16%	13%	2,027	31%
Selling and marketing	9,601	10,540	18%	20%	(939)	(9)%
Research and development	7,566	9,766	14%	19%	(2,200)	(23)%
General and administrative	12,244	10,098	22%	19%	2,146	21%
Amortization of acquired intangibles and acquisition-related costs	3,323	3,600	6%	7%	(277)	(8)%
Restructuring costs	—	29	—%	—%	(29)	(100)%
Interest expense	1,450	2,407	3%	5%	(957)	(40)%
Other income, net	637	1,110	1%	2%	(473)	(43)%
Income tax benefit (provision)	(3,200)	(916)	6%	2%	(2,284)	nm
Net income	$9,536	$9,152	17%	18%	$384	(4)%
nm - not meaningful
Revenue
Total revenue increased $2.9 million, or 6%, to $54.8 million in the three months ended March 31, 2026 compared to $51.9 million in the three months ended March 31, 2025. Software license revenue decreased $0.8 million, or 3%, to $26.0 million in the three months ended March 31, 2026, compared to $26.7 million in the three months ended March 31, 2025. This decrease is primarily due to a decrease in revenue from our Mobile Deposit® software products, partially offset by increases in our CheckReader™ and biometrics products in the three months ended March 31, 2026 compared to the same period in 2025. SaaS, maintenance and other revenue increased $3.7 million, or 15%, to $28.9 million in the three months ended March 31, 2026, compared to $25.2 million in the three months ended March 31, 2025. This increase is primarily due to increased customer adoption of Mobile Verify® , MiVIP, and Check Fraud Defender products in the three months ended March 31, 2026 compared to the same period in 2025.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $2.0 million, or 31%, to $8.6 million in the three months ended March 31, 2026, compared to $6.5 million in the three months ended March 31, 2025. The increase in cost of revenue is primarily due to an increase in SaaS revenue as well as increased investment in our SaaS products, and increases in service intensive customer work with more personnel costs directly supporting our customers during the three months ended March 31, 2026 compared to the same period in 2025.

Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses decreased $0.9 million, or 9%, to $9.6 million in the three months ended March 31, 2026, compared to $10.5 million in the three months ended March 31, 2025. The decrease in selling and marketing expense is primarily due to a re-allocation of headcount to focus on service intensive customer work and $1.3 million increase on deferred contract costs in the three months ended March 31, 2026 compared to the same period in 2025.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $2.2 million, or 23%, to $7.6 million in the three months ended March 31, 2026, compared to $9.8 million in the three months ended March 31, 2025. The decrease in research and development expenses is primarily due to increased capitalization of costs for internal-use software of $1.3 million commensurate with alignment of priorities and resources to focus on plaform-level capabilities. The decrease in research and development expenses are also driven by lower stock-based compensation expense of $0.9 million, reflecting ongoing optimization of our cost structure and strategic realignment of resources toward platform-level capabilities including reversal of expense for roles that exited the organization as part of this realignment in the three months ended March 31, 2026 compared to the same period in 2025.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $2.1 million, or 21%, to $12.2 million in the three months ended March 31, 2026, compared to $10.1 million in the three months ended March 31, 2025. The increase in general and administrative expenses is primarily due to higher personnel-related costs including stock-based compensation expense and higher bad debt expense due to one customer defaulting on a payment plan, partially offset by lower audit and accounting fees during the three months ended March 31, 2026 compared to the same period in 2025.
Amortization of Acquired Intangibles and Acquisition-related costs
Amortization of acquired intangibles and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization of acquired intangibles and acquisition-related costs decreased $0.3 million, or 8%, to $3.3 million in the three months ended March 31, 2026, compared to $3.6 million in the three months ended March 31, 2025. The decrease is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that were fully amortized prior to the three months ended March 31, 2026 compared to the same period in 2025.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were immaterial in the three months ended March 31, 2026. Restructuring costs were immaterial in the three months ended March 31, 2025.
Interest Expense
Interest expense decreased $0.9 million, or 40%, to $1.5 million for the three months ended March 31, 2026, compared to $2.4 million for the three months ended March 31, 2025. The current quarter consisted of $0.8 million of amortization of debt discount and issuance costs and $0.7 million of cash interest, compared to $2.1 million of amortization and $0.3 million of cash interest in the prior year quarter. The decrease was primarily attributable to lower amortization of debt discount and issuance costs following repayment of the 2026 Notes in February 2026, partially offset by interest expense on the Term Loan drawn in January 2026.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains and losses. Other income (expense), net decreased $0.5 million, or 43%, to $0.6 million of income in the three months ended March 31, 2026, compared to $1.1 million of income in the three months ended March 31, 2025. The decrease was primarily due to higher loss on foreign currency exchange transactional losses from changes in foreign currency rates and decreased investment income as a result of reduced average cash and investment balances following debt repayment activities in the three months ended March 31, 2026, as compared to the same period in 2025.

Income Tax Benefit (Provision)
For the three months ended March 31, 2026, we recorded an income tax provision of $3.2 million which yielded an effective tax rate of 25%. For the three months ended March 31, 2025, we recorded an income tax provision of $0.9 million which yielded an effective tax rate of 9%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended March 31, 2026 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of the global intangible low-taxed income inclusion and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended March 31, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, release of valuation allowances relating to one of the Company's operations in a foreign jurisdiction, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision.
Comparison of the Six Months Ended March 31, 2026 and 2025
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2026 and 2025 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2026	2025	2026	2025	$	%
Revenue
Software license	$39,851	$38,685	40%	43%	$1,166	3%
SaaS, maintenance, and other	59,234	50,498	60%	57%	8,736	17%
Total revenue	$99,085	$89,183	100%	100%	$9,902	11%
Cost of revenue	16,965	12,475	17%	14%	4,490	36%
Selling and marketing	17,749	20,235	18%	23%	(2,486)	(12)%
Research and development	14,940	18,089	15%	20%	(3,149)	(17)%
General and administrative	23,318	21,999	24%	25%	1,319	6%
Amortization of acquired intangibles and acquisition-related costs	6,609	7,257	7%	8%	(648)	(9)%
Restructuring costs	515	837	1%	1%	(322)	(38)%
Interest expense	3,992	4,805	4%	5%	(813)	(17)%
Other income, net	2,137	1,673	2%	2%	464	28%
Income tax benefit (provision)	(4,826)	(619)	5%	1%	(4,207)	nm
Net income	$12,308	$4,540	12%	5%	$7,768	171%
nm - not meaningful
Revenue
Total revenue increased $9.9 million, or 11%, to $99.1 million in the six months ended March 31, 2026, compared to $89.2 million in the six months ended March 31, 2025. Software license revenue increased $1.2 million, or 3%, to $39.9 million in the six months ended March 31, 2026, compared to $38.7 million in the six months ended March 31, 2025. This increase is primarily due to increases in revenue from our standalone biometrics ID Live and our CheckReader™ products, partially offset by a decrease in our Mobile Deposit® software products in the six months ended March 31, 2026, compared to the same period in 2025. SaaS, maintenance and other revenue increased $8.7 million, or 17%, to $59.2 million in the six months ended March 31, 2026, compared to $50.5 million in the six months ended March 31, 2025. This increase is primarily due to strong growth in revenue from our Mobile Verify®, MiVIP, Mobile Deposit®, and Check Fraud Defender products in the six months ended March 31, 2026, compared to the same period in 2025.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $4.5 million, or 36%, to $17.0 million in the six months ended March 31, 2026, compared to $12.5 million in the six months ended March 31, 2025. The increase in cost of revenue is primarily due to an increase in SaaS revenue as well as increased investment in our SaaS products and increases in service intensive customer work with more personnel costs directly supporting our customers during the six months ended March 31, 2026, compared to the same period in 2025.

Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and customer success personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses decreased $2.5 million, or 12%, to $17.7 million in the six months ended March 31, 2026, compared to $20.2 million in the six months ended March 31, 2025. The decrease in selling and marketing expense is primarily due to a re-allocation of headcount to focus on service intensive customer work, $2.1 million increase in deferred contract costs, and lower stock-based compensation expense associated with roles that have exited the organization in the six months ended March 31, 2026 compared to the same period in 2025.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $3.1 million, or 17%, to $14.9 million in the six months ended March 31, 2026, compared to $18.1 million in the six months ended March 31, 2025. The decrease in research and development expenses is primarily due to increased capitalization of costs for internal-use software of $2.4 million commensurate with alignment of priorities and resources to focus on plaform-level capabilities. The decrease in research and development expenses are also driven by lower stock-based compensation expense of $2.2 million, reflecting ongoing optimization of our cost structure and strategic realignment of resources toward platform-level capabilities including reversal of expense for roles that exited the organization as part of this realignment in the six months ended March 31, 2026 compared to the same period in 2025.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $1.3 million, or 6%, to $23.3 million in the six months ended March 31, 2026, compared to $22.0 million in the six months ended March 31, 2025. The increase was primarily due to higher personnel-related costs including stock-based compensation expense, partially offset by lower audit, accounting and tax fees, lower executive transition costs, and lower legal and other costs as we replaced full-time consultants with full-time employees during the six months ended March 31, 2026, compared to the same period in 2025.
Amortization of acquired intangibles and acquisition-related costs
Amortization of acquired intangibles and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization of acquired intangibles and acquisition-related costs decreased $0.6 million, or 9%, to $6.6 million in the six months ended March 31, 2026, compared to $7.3 million in the six months ended March 31, 2025. This decrease is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized during the six months ended March 31, 2026, compared to the same period in 2025.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.5 million in the six months ended March 31, 2026 related to a restructuring that occurred in the first quarter of fiscal 2026. Restructuring costs were $0.8 million in the six months ended March 31, 2025 and related to a restructuring that occurred in the first quarter of fiscal 2025.
Interest Expense
Interest expense decreased $0.8 million, or 17%, to $4.0 million for the six months ended March 31, 2026, compared to $4.8 million for the six months ended March 31, 2025. The current period consisted of $3.0 million of amortization of debt discount and issuance costs and $1.0 million of cash interest, compared to $4.2 million of amortization and $0.6 million of cash interest in the prior year period. The decrease in amortization following repayment of the 2026 Notes in February 2026 was partially offset by approximately two months of cash interest on the Term Loan drawn in January 2026.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income (expense), net increased $0.5 million, or 28%, to $2.1 million income in the six months ended March 31, 2026, compared to $1.7 million income in the six months ended March 31,

2025. The increase was primarily due to an increase in interest income received from our marketable securities in the six months ended March 31, 2026 as compared to the same period in 2025.
Income Tax Benefit (Provision)
For the six months ended March 31, 2026, we recorded an income tax provision of $4.8 million which yielded an effective tax rate of 28%. For the six months ended March 31, 2025, we recorded an income tax provision of $0.6 million which yielded an effective tax rate of 12%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2026 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of the global intangible low-taxed income inclusion and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, release of valuation allowances relating to one of the Company's operations in a foreign jurisdiction, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision.
Liquidity and Capital Resources
Cash generated from operations, proceeds from the issuance of the 2026 Notes (as defined above) and proceeds from the Term Loan (as defined below) have historically been our primary sources of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and the Revolving Line (as defined below). On March 31, 2026, we had $77.6 million in cash and cash equivalents and investments compared to $196.5 million on September 30, 2025, a decrease of $118.9 million, or 61%. This decrease was primarily driven by the repayment of $155.3 million for the 2026 Notes, and share repurchases of $17.8 million, partially offset by $50.0 million in borrowings under the Term Loan and cash generated from operations. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Six Months Ended March 31,
	2026	2025
Cash provided by (used in) operating activities	$7,073	$14,308
Cash provided by (used in) investing activities	31,160	460
Cash provided by (used in) financing activities	(122,620)	(3,093)
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during the six months ended March 31, 2026 was $7.1 million and resulted primarily from net non-cash charges of $20.3 million and net income of $12.3 million, partially offset by changes in operating assets and liabilities of $25.6 million driven primarily by an increase in accounts receivable. The increase in accounts receivable of $26.9 million relates to large deals executed late in the quarter with cash collections anticipated in the fiscal third quarter, and is partially offset by a decrease in contract assets of $4.0 million and an increase in deferred revenue of $7.6 million. Net cash provided by operating activities during the six months ended March 31, 2025 was $14.3 million and resulted primarily from net non-cash charges of $15.8 million and net income of $4.5 million, partially offset by changes in operating assets and liabilities of $6.0 million, driven primarily by an increase in accounts receivable. The increase in accounts receivable of $18.9 million is partially offset by a decrease in contract assets of $5.6 million and an increase in deferred revenue of $7.9 million. The decrease in cash inflows from operating activities of $7.2 million during the six months ended March 31, 2026, compared to six months ended March 31, 2025 was primarily due to an increase in changes in operating assets and liabilities partially offset by higher net income and non-cash charges.
Cash Flows from Investing Activities
Net cash provided by investing activities was $31.2 million during the six months ended March 31, 2026, which consisted primarily of net sales and maturities of investments of $34.1 million, partially offset by capital expenditures of $3.0 million. Net cash provided by investing activities was $0.5 million during the six months ended March 31, 2025, which consisted primarily of net maturities of investments of $1.0 million, partially offset by capital expenditures of $0.6 million. The increase in cash inflows from investing activities of $30.7 million during the six months ended March 31, 2026, compared to six months ended March 31, 2025 was primarily due to an increase in net sales and maturities of investments in anticipation of the repayment of our 2026 Notes in the second fiscal quarter of 2026.

Cash Flows from Financing Activities
Net cash used in financing activities was $122.6 million during the six months ended March 31, 2026, primarily due to a $155.3 million repayment of our 2026 Notes in the second fiscal quarter of 2026, repurchases and retirements of Common Stock of $17.8 million and payment of tax withholding obligations related to net share settlements of equity awards of $2.1 million, partially offset by a Term Loan draw of $50.0 million, net proceeds from the issuance of equity plan Common Stock of $2.2 million, and proceeds on other borrowings of $0.3 million. Net cash used in financing activities was $3.1 million during the six months ended March 31, 2025, primarily due to repurchases and retirements of Common Stock of $3.3 million, partially offset by $0.3 million of net proceeds from the issuance of equity plan Common Stock. The increase in cash outflows from financing activities during the six months ended March 31, 2026 was primarily due to the repayment of our 2026 Notes and higher repurchases and retirements of Common Stock, partially offset by the draw on our Term Loan in the six months ended March 31, 2026.
0.75% Convertible Senior Notes due 2026

In February 2026, we repaid the $155.3 million in aggregate principal of our 0.75% senior notes due 2026 (the “2026 Notes”) at maturity. We funded the repayment through a combination of cash on hand, net sales and maturities of investments, and the $50.0 million Term loan draw described below.
Amended Credit Agreement - Revolving Credit Line and Term Loan

In January 2026, we borrowed $50.0 million under the Term Loan provided for in our Amended Credit Agreement, dated May 7, 2025. The Term Loan matures in May 2030, bears interest at a variable rate (term SOFR or WSJ prime, plus a margin tied to our net leverage ratio), and is secured on a first priority basis by substantially all of our assets. Quarterly amortization payments commenced on April 1, 2026. As of March 31, 2026, $50.0 million was outstanding under the Term Loan,and the Revolving Line was undrawn. See Note 8, "Debt," for additional information regarding the terms of the Amended Credit Agreement, including covenants and events of default.
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of March 31, 2026, the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear interest rates ranging from —% to 3.72%. As of March 31, 2026, $4.5 million was outstanding under these agreements and $0.3 million and $4.3 million are recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2025, $4.3 million was outstanding under these agreements and approximately $0.3 million and $4.0 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
Share Repurchase Program

During the three and six months ended March 31, 2026, we repurchased and retired 760,238 shares for $7.8 million (average price of $10.24 per share) and 1,838,571 shares for $17.8 million (average price of $9.67 per share), respectively, under our 2024 Share Repurchase Program. As of March 31, 2026, $3.2 million remained available under the 2024 Share Repurchase Program, and the Board of Directors has authorized an additional $50.0 million repurchase program (announced February 2026) that will become effective at the completion of the 2024 Share Repurchase Program and will remain in effect for two years. We have not made any repurchases from April 1, 2026 through May 6, 2026. See Note 7, “Stockholders’ Equity” for additional information.
Other Liquidity Matters
At March 31, 2026, we had investments of $8.4 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and government securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At March 31, 2026, we had $8.4 million of our available-for-sale securities classified as current and none of our available-for-sale securities classified as long-term. At September 30, 2025, we had $38.9 million of our available-for-sale securities classified as current and $3.5 million of our available-for-sale securities classified as long-term.

We had working capital of $96.6 million at March 31, 2026, compared to $39.5 million at September 30, 2025. Our material cash requirements include repayment of the Term Loan as well as those related to leases as described in Note 10. “Leases” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan we believe the current cash and cash equivalents, cash available under the Revolving Line, and cash expected to be generated from operations will be adequate to satisfy our material cash requirements as well as our working capital needs for at least the next twelve months from the date the financial statements are filed and for the foreseeable future.
Changes in Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an ongoing basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2025 Annual Report.
There have been no material changes to our critical accounting estimates from those disclosed in our 2025 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2025 Annual Report. Except as described below, there has been no material change in this information as of March 31, 2026.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including government securities, corporate debt securities, and commercial paper. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2026, our marketable securities had remaining maturities between approximately one and 5 months and a fair market value of $8.4 million, representing 2% of our total assets.
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
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the six months ended March 31, 2026 or 2025. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

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
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2026, that were not previously disclosed in a Current Report on Form 8-K.
The following table is a summary of the Company’s purchases of its common stock during the quarter ended March 31, 2026:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1, 2026 — January 31, 2026	569,138	$10.21	569,138	$5,561,963
February 1, 2026 — February 28, 2026	191,100	$9.85	191,100	$53,679,666
March 1, 2026 — March 31, 2026	—	$—	—	$53,679,666
(1) In May 2024, our Board of Directors authorized a share repurchase program for up to $50.0 million of our common stock, effective May 16, 2024 and expiring May 16, 2026 (the "2024 Share Repurchase Program"). On February 5, 2026, we announced the Board authorized an additional $50.0 million share repurchase program, which will become effective upon completion of the 2024 Share Repurchase Program and remain effective for two years thereafter. The timing and amount of repurchases depend on market conditions and other factors, and the programs may be suspended or discontinued at any time. See Note 7, "Stockholders' Equity," to the condensed consolidated financial statements for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Third Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(4)

10.1	Mitek Systems, Inc. Amended and Restated Employee Stock Purchase Plan.	(5)

10.2	Mitek Systems, Inc. Second Amended and Restated 2020 Incentive Plan.	(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(5)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026.
(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 6, 2026.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2026	MITEK SYSTEMS, INC.

	By:	/s/ Edward H. West
Edward H. West
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Lyle
David Lyle
Chief Financial Officer (Principal Financial Officer)