Form 10-Q
period 2026-06-30
MITEK SYSTEMS INC
filed 2026-08-06
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 45,122,374 shares of the registrant’s common stock outstanding as of July 31, 2026.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2026

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2026 (Unaudited)	September 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$90,045	$154,153
Short-term investments	9,666	38,858
Accounts receivable, net	52,306	36,811
Contract assets, current portion	8,763	12,687
Prepaid expenses	3,395	3,050
Other current assets	3,690	2,935
Total current assets	167,865	248,494
Long-term investments	450	3,464
Property and equipment, net	5,816	2,314
Right-of-use assets	1,969	2,624
Intangible assets, net	29,453	39,799
Goodwill	131,349	133,457
Deferred income tax assets	25,292	25,334
Contract assets, non-current portion	2,062	1,405
Other non-current assets	3,799	2,218
Total assets	$368,055	$459,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,968	$3,874
Accrued payroll and related taxes	14,630	16,837
Income tax payables(1)	3,063	2,683
Deferred revenue, current portion	34,501	29,061
Lease liabilities, current portion	913	890
Convertible senior notes	—	152,216
Current portion of term loan	2,813	—
Other current liabilities(1)	1,295	3,473
Total current liabilities	61,183	209,034
Deferred revenue, non-current portion	1,615	1,085
Long-term portion of term loan	46,562	—
Lease liabilities, non-current portion	1,387	2,080
Deferred income tax liabilities	291	295
Other non-current liabilities	6,494	6,357
Total liabilities	117,532	218,851

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 45,234,573 issued and 45,110,617 outstanding as of June 30, 2026, and 45,636,531 issued and outstanding as of September 30, 2025	45	46
Additional paid-in capital	278,549	265,835
Accumulated other comprehensive income (loss)	(2,748)	586
Accumulated deficit	(23,322)	(26,209)
Treasury stock, at cost, 123,956 shares and 0 shares as of June 30, 2026 and September 30, 2025, respectively	(2,001)	—
Total stockholders’ equity	250,523	240,258
Total liabilities and stockholders’ equity	$368,055	$459,109
(1) September 30, 2025 condensed consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Revenue
Software license	$20,714	$19,507	$60,565	$58,192
SaaS, maintenance, and other	33,324	26,222	92,558	76,720
Total revenue	54,038	45,729	153,123	134,912
Operating costs and expenses
Cost of revenue—software license (exclusive of depreciation & amortization)	60	53	126	136
Cost of revenue—SaaS, maintenance, and other (exclusive of depreciation & amortization)	8,119	6,969	25,018	19,361
Selling and marketing	10,026	11,127	27,775	31,362
Research and development	8,059	8,960	22,999	27,049
General and administrative	12,926	11,251	36,244	33,250
Amortization of acquired intangibles and acquisition-related costs	3,304	3,560	9,913	10,817
Restructuring costs	—	—	515	837
Total operating costs and expenses	42,494	41,920	122,590	122,812
Operating income	11,544	3,809	30,533	12,100
Interest expense	721	2,469	4,713	7,274
Other income, net	347	1,805	2,484	3,478
Income before income taxes	11,170	3,145	28,304	8,304
Income tax provision	(2,803)	(749)	(7,629)	(1,368)
Net income	$8,367	$2,396	$20,675	$6,936
Net income per share—basic	$0.19	$0.05	$0.46	$0.15
Net income per share—diluted	$0.17	$0.05	$0.43	$0.15
Shares used in calculating net income per share—basic	45,175	45,894	45,311	45,632
Shares used in calculating net income per share—diluted	48,709	46,848	48,576	46,790
Comprehensive income
Net income	$8,367	$2,396	$20,675	$6,936
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(215)	10,300	(3,284)	4,734
Unrealized loss on investments, net of tax benefit of $8, $3, $22, and $29	(2)	(8)	(50)	(92)
Other comprehensive income (loss), net of tax	(217)	10,292	(3,334)	4,642
Comprehensive income	$8,150	$12,688	$17,341	$11,578

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, March 31, 2026	44,865	$45	$273,642	—	$—	$(2,531)	$(31,689)	$239,467
Exercise of stock options	3	—	17	—	—	—	—	17
Settlement of restricted stock units	367	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	4,890	—	—	—	—	4,890
Repurchases and retirement of common stock	(124)	—	—	124	(2,001)	—	—	(2,001)
Components of comprehensive income (loss), net of tax:
Net income	—	—	—	—	—	—	8,367	8,367
Currency translation adjustment	—	—	—	—	—	(215)	—	(215)
Change in unrealized loss on investments	—	—	—	—	—	(2)	—	(2)
Balance, June 30, 2026	45,111	$45	$278,549	124	$(2,001)	$(2,748)	$(23,322)	$250,523

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2025	45,531	$46	$257,106	$(7,952)	$(28,986)	$220,214
Exercise of stock options	1	—	268	—	—	268
Settlement of restricted stock units	90	—	—	—	—	—
Stock-based compensation expense	—	—	4,422	—	—	4,422
Components of comprehensive income (loss), net of tax:
Net income	—	—	—	—	2,396	2,396
Currency translation adjustment	—	—	—	10,300	—	10,300
Change in unrealized loss on investments	—	—	—	(8)	—	(8)
Balance, June 30, 2025	45,622	$46	$261,796	$2,340	$(26,590)	$237,592

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30, 2026
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2025	45,637	$46	$265,835	$—	$—	$586	$(26,209)	$240,258
Exercise of stock options	158	—	1,470	—	—	—	—	1,470
Settlement of restricted stock units	1,186	—	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	92	—	793	—	—	—	—	793
Payment of tax withholding obligations related to net share settlements of equity awards	—	—	(2,131)	—	—	—	—	(2,131)
Stock-based compensation expense	—	—	12,582	—	—	—	—	12,582
Repurchases and retirement of common stock	(1,962)	(1)	—	124	(2,001)	—	(17,788)	(19,790)
Components of comprehensive income (loss), net of tax:
Net income	—	—	—	—	—	—	20,675	20,675
Currency translation adjustment	—	—	—	—	—	(3,284)	—	(3,284)
Change in unrealized loss on investments	—	—	—	—	—	(50)	—	(50)
Balance, June 30, 2026	45,111	$45	$278,549	124	$(2,001)	$(2,748)	$(23,322)	$250,523

	Nine Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2024	44,999	$45	$247,326	$(2,302)	$(30,268)	$214,801
Exercise of stock options	117	—	529	—	—	529
Settlement of restricted stock units	781	2	(2)	—	—	—
Issuance of common stock under employee stock purchase plan	95	—	704	—	—	704
Stock-based compensation expense	—	—	13,239	—	—	13,239
Repurchases and retirement of common stock	(370)	(1)	—	—	(3,258)	(3,259)
Components of comprehensive income (loss), net of tax:
Net income	—	—	—	—	6,936	6,936
Currency translation adjustment	—	—	—	4,734	—	4,734
Change in unrealized loss on investments	—	—	—	(92)	—	(92)
Balance, June 30, 2025	45,622	$46	$261,796	$2,340	$(26,590)	$237,592

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2026	2025
Operating activities:
Net income	$20,675	$6,936
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	12,582	13,239
Loss on extinguishment of revolving credit line	—	309
Amortization of acquired intangible assets	9,913	10,817
Amortization of costs capitalized to obtain revenue contracts	2,229	1,394
Depreciation and amortization expense	1,285	1,171
Bad debt expense	228	520
Amortization of investment premiums & other	(343)	(764)
Accretion and amortization on convertible senior notes	3,034	6,403
Deferred taxes	(28)	(7,942)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(15,878)	(8,852)
Contract assets	3,190	5,997
Other assets	(5,015)	(755)
Accounts payable	108	(3,691)
Accrued payroll and related taxes	(2,119)	3,947
Income taxes payable	416	1,990
Deferred revenue	6,104	4,584
Other liabilities	(2,152)	576
Net cash provided by operating activities	34,229	35,879
Investing activities:
Purchases of investments	(8,179)	(34,192)
Maturities of investments	34,621	34,900
Sales of investments	6,035	—
Purchases of property and equipment, net	(4,818)	(896)
Net cash provided by (used in) investing activities	27,659	(188)
Financing activities:
Proceeds from term loan	50,000	—
Repayments of term loan	(625)	—
Repayments of senior convertible notes	(155,250)	—
Payment of debt issuance costs	—	(224)
Proceeds from the issuance of equity plan common stock	2,263	530
Repurchases and retirements of common stock	(19,790)	(3,259)
Payment of tax withholding obligations related to net share settlements of equity awards	(2,131)	—
Proceeds from other borrowings	442	—
Principal payments on other borrowings	(172)	(142)
Net cash used in financing activities	(125,263)	(3,095)
Foreign currency effect on cash and cash equivalents	(733)	1,072
Net increase (decrease) in cash and cash equivalents	(64,108)	33,668
Cash and cash equivalents at beginning of period	154,153	93,456
Cash and cash equivalents at end of period	$90,045	$127,124
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,562	$582
Cash paid for income taxes	$7,648	$7,065
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investments	$(50)	$(92)

See accompanying notes to condensed consolidated financial statements. .

MITEK SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations

Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) provides digital identity verification and fraud prevention solutions, which are relied upon by more than 7,000 organizations globally, including financial institutions, financial technology companies, and other digital enterprises. The Company operates in one line of business.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated balance sheet as of June 30, 2026, the condensed consolidated statements of operations and comprehensive income (loss), and stockholders’ equity for the three and nine months ended June 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended June 30, 2026 and 2025 are unaudited.
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
Results for the three and nine months ended June 30, 2026, are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Reclassifications
A reclassification has been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. Income tax payables were presented in the other current liabilities line and accrued liabilities were presented separately in the consolidated balance sheet as of September 30, 2025; however, income tax payables have been presented separately and accrued liabilities is now included in other current liabilities in the consolidated balance sheet as of June 30, 2026.
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
The Company provides software and service offerings focused on fraud prevention and check verification. The Company has grown its product and service offerings through both organic development and acquisitions, which have allowed the Company to expand its offerings, presence and reach in the fraud prevention and check verification markets. While the Company has a number of product and service offerings, and operates in multiple countries, the Company has determined it has one operating segment. This determination is based on how the CODM evaluates the Company’s financial information, allocates resources, and assesses the performance of these resources, on a consolidated basis. While there are different product and service offerings, the Company manages the development, sale, deployment, and support of its offerings in a similar manner.
The Company’s significant segment expenses are those expenses reflected in the operating income line on the condensed consolidated statements of operations and comprehensive income (loss). Other segment items include other income (expense), net and the benefit (provision) for income taxes. The Company’s measure of segment profit or loss is net income. The measure of segment assets is total consolidated assets as reported on the condensed consolidated balance sheets.
Net Income Per Share
For the three and nine months ended June 30, 2026 and 2025, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Stock options	1	352	62	361
RSUs	1,787	2,458	1,864	2,077
ESPP common stock equivalents	51	125	25	40
Performance options	—	759	—	729
Performance RSUs	1,325	1,545	1,425	1,154
Convertible senior notes	—	7,448	3,383	7,448
Warrants	6,121	7,448	7,005	7,448
Total potentially dilutive common shares outstanding	9,285	20,135	13,764	19,257
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$8,367	$2,396	$20,675	$6,936
Weighted-average shares outstanding—basic	45,175	45,894	45,311	45,632
Common stock equivalents	3,534	954	3,265	1,158
Weighted-average shares outstanding—diluted	48,709	46,848	48,576	46,790
Net income per share:
Basic	$0.19	$0.05	$0.46	$0.15
Diluted	$0.17	$0.05	$0.43	$0.15
Concentrations of Significant Customers and Assets
The following table presents revenue concentration from customers accounting for over 10% of total revenue for each period presented. Two different customers accounted for over 10% of total revenue for the three and nine months ended June 30, 2026, respectively and only one customer accounted for over 10% of total revenue for the three and nine months ended June 30, 2025, as presented in each period (amounts in thousands, except percentages):

Period	Revenue from Largest Customers	Percentage of Total Revenue
Three Months Ended June 30, 2026	$6,542	12%
Three Months Ended June 30, 2025	$6,134	13%
Nine Months Ended June 30, 2026	$20,846	14%
Nine Months Ended June 30, 2025	$22,640	17%
The corresponding accounts receivable balances of customers from which revenues were individually in excess of 10% of total revenue were $6.3 million and $4.8 million for two customers at June 30, 2026, and $5.7 million for one customer at June 30, 2025.
From a geographic perspective, approximately 75% and 78% of the Company’s total long-term assets as of June 30, 2026 and September 30, 2025, respectively, are associated with the Company’s international subsidiaries. Excluding goodwill and other intangible assets, approximately 16% and 17% of the Company’s total long-term assets as of June 30, 2026 and September 30, 2025, respectively, are associated with the Company’s international subsidiaries.

Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the nine months ended June 30, 2026.
Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Company’s 2025 Annual Report. There have been no changes to these accounting policies through June 30, 2026.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for the Company’s annual reporting period beginning after October 1, 2025, with early adoption permitted and can be applied on either a prospective or retrospective basis. The enhanced income tax disclosures will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2026.
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which simplifies the forecasting process for current assets by providing a practical expedient allowing a company to assume economic conditions as of the balance sheet date will not change for the remaining life of the asset when forecasting expected credit losses on current accounts receivable and contract assets. ASU 2025-05 is effective for annual periods beginning after December 15, 2025 and for interim periods within those annual periods. The Company is evaluating the effect that ASU 2025-05 will have on its financial statement disclosures.
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
No other new accounting pronouncement issued or effective during the nine months ended June 30, 2026 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software License
Software license revenue is generated from on-premise software license sales. Software is typically sold as a time-based license with a term of one to three years. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. The Company’s standard payment terms are generally no more than 60 days. Invoices for software are typically issued when the license is made available for customer use.

SaaS, Maintenance, and Other
Software as a service (“SaaS”), maintenance, and other revenue is generated from the sale of SaaS products and services, maintenance associated with the sale of on-premise software licenses, and consulting and professional services. The Company’s SaaS products give customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”), subscribe for access over a contracted period, or commit to a minimum spend over their contracted period, with the ability to purchase additional transactions above the minimum during the contract term. Revenue related to Pay as You Go contracts is generally recognized based on the customer’s actual usage in the period of usage. For contracts which include a minimum commitment, the Company has stand-ready obligation to provide the services throughout the contract term, and revenue is primarily recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at historical usage, expected volume, and other factors to project usage for the remainder of the contract term. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. Maintenance and support services generally call for the Company to provide software updates and technical support to customers and is recognized ratably over the term of the contract as the services are delivered. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. The Company’s standard payment terms are generally no more than 60 days. SaaS (other than Pay as You Go) and maintenance services are typically invoiced annually in advance, and consulting and professional services are typically invoiced at the time of sale.
Significant Judgments in Application of the Guidance
The significant judgments applied in recognizing revenue, including the identification of performance obligations, determination and allocation of transaction price, and estimation of variable consideration, are described in Note 2 to the consolidated financial statements included in the Company’s 2025 Annual Report. There have been no changes to these judgments or the methods used to apply them during the nine months ended June 30, 2026.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Major product category
Fraud and identity solutions
SaaS	$24,833	$18,100	$65,728	$52,183
Software license and support	3,612	6,944	12,609	11,509
Professional services and other	586	491	1,864	1,531
Total fraud and identity solutions revenue	29,031	25,535	80,201	65,223
Check verification solutions
SaaS	1,319	1,161	3,881	3,500
Software license and support	23,408	18,846	67,927	65,454
Professional services and other	280	187	1,114	735
Total check verification solutions revenue	25,007	20,194	72,922	69,689
Total by revenue type
SaaS	26,152	19,261	69,609	55,683
Software license and support	27,020	25,790	80,536	76,963
Professional services and other	866	678	2,978	2,266
Total revenue	$54,038	$45,729	$153,123	$134,912
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
Total Revenue by Geographic Location

Revenues by geography are determined based on the region of the Company's contracting entity, which may be different from the region of the customer. The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the three and nine months ended June 30, 2026 and 2025. Revenue for the three and nine months ended June 30, 2026 and 2025 were as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
United States	$43,931	$35,354	$119,092	$103,430
United Kingdom	5,699	5,669	17,380	15,442
All other countries	4,408	4,706	16,651	16,040
Total revenue	$54,038	$45,729	$153,123	$134,912
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2026	September 30, 2025	June 30, 2025	September 30, 2024
Accounts receivable, net	$52,306	$36,811	$40,207	$31,682
Contract assets, current	8,763	12,687	12,180	15,818
Contract assets, non-current	2,062	1,405	1,403	3,620
Contract liabilities (deferred revenue), current	34,501	29,061	25,925	21,231
Contract liabilities (deferred revenue), non-current	1,615	1,085	843	753
Contract assets primarily result from when transfer of control occurs but the right to receive consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $4.6 million and $3.6 million of revenue during the three months ended June 30, 2026, and 2025, respectively, and $27.2 million and $19.9 million of revenue during the nine months ended June 30, 2026 and 2025, respectively, which was included in the contract liability balance at the beginning of each such period. The Company maintained an allowance for credit losses of $1.2 million and $2.8 million as of June 30, 2026 and September 30, 2025, respectively.
Transaction Price Allocated to the Remaining Performance Obligation
Remaining performance obligation represents contracted revenue that has not yet been recognized and will be recognized as revenue in future periods as those performance obligations are satisfied. Remaining performance obligation is influenced by several factors, including the timing of renewals, the timing of software license deliveries, average contract terms and foreign currency exchange rates. Remaining performance obligations denominated in foreign currencies are revalued each period based on the period end exchange rates. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The majority of the non-current remaining performance obligation is expected to be recognized in the next 13-36 months.
Remaining performance obligation consisted of the following as of June 30, 2026 (amounts in thousands):

June 30, 2026
Current	$74,387
Non-current	28,064
Total	$102,451
Contract Origination Costs
Contract origination costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $18.6 million and $4.0 million as of June 30, 2026 and September 30, 2025, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with these payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. Amortization of contract origination costs is included in selling and marketing expenses in the condensed consolidated statement of operations and comprehensive income (loss) and totaled $0.9 million and $0.5 million during the three months ended June 30, 2026 and 2025, respectively, and $2.2 million and $1.4 million during the nine months ended June 30, 2026 and 2025, respectively. There were no impairment losses recognized during both the nine months ended June 30, 2026 and 2025 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of June 30, 2026 and September 30, 2025 (amounts in thousands):

June 30, 2026:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Commercial paper, short-term	$7,126	$—	$(7)	$7,119
Corporate debt securities, short-term	2,548	—	(1)	2,547
Corporate debt securities, long-term	451	—	(1)	450
Total	$10,125	$—	$(9)	$10,116

September 30, 2025:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. government and agency securities, short-term	$998	$—	$—	$998
Commercial paper, short-term	19,575	1	(1)	19,575
Corporate debt securities, short-term	18,253	34	(2)	18,285
Corporate debt securities, long-term	3,431	33	—	3,464
Total	$42,257	$68	$(3)	$42,322
All of the Company’s investments are designated as available-for-sale debt securities. The Company has evaluated its available-for-sale debt securities in an unrealized loss position and has concluded that the unrealized losses are attributable to factors other than credit deterioration, such as changes in interest rates, and are not other-than-temporary. Accordingly, no allowance for credit losses was recorded as of June 30, 2026 or September 30, 2025. As of June 30, 2026 and September 30, 2025, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
The following table summarizes the contractual maturities of the available-for-sale securities as of June 30, 2026 (amounts in thousands):

	June 30, 2026	September 30, 2025
Due within 1 year	$9,666	$38,858
Due in 1 to 5 years	450	3,464
Total	$10,116	$42,322
Interest income from available-for sale securities was $0.1 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $2.4 million for the nine months ended June 30, 2026 and 2025, respectively, and is included in other income, net in the condensed consolidated statements of operations and comprehensive income (loss).

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

The following tables represent the fair value hierarchy of the Company’s investments as of June 30, 2026 and September 30, 2025, respectively (amounts in thousands):

June 30, 2026:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Commercial paper	$7,119	$—	$7,119	$—
Corporate debt securities	2,547	—	2,547	—
Total short-term investments at fair value	9,666	—	9,666	—
Long-term investments:
Corporate debt securities	450	—	450	—
Total long-term investments at fair value	450	—	450	—

Total assets at fair value	$10,116	$—	$10,116	$—

September 30, 2025:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Commercial paper	$19,575	$—	$19,575	$—
U.S. Government and agency securities, short-term	998	—	998	—
Corporate debt securities	18,285	—	18,285	—
Total short-term investments at fair value	38,858	—	38,858	—
Long-term investments:
Corporate debt securities	3,464	—	3,464	—
Total long-term investments at fair value	3,464	—	3,464	—

Total assets at fair value	$42,322	$—	$42,322	$—

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $131.3 million at June 30, 2026, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the nine months ended June 30, 2026 (amounts shown in thousands):

Balance at September 30, 2025	$133,457
Foreign currency effect on goodwill	(2,108)
Balance at June 30, 2026	$131,349
There were no impairment losses recognized related to goodwill in the nine months ended June 30, 2026 or 2025.
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of June 30, 2026 and September 30, 2025, respectively, are summarized as follows (amounts in thousands, except for years):

June 30, 2026:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$75,556	$47,729	$27,827
Customer relationships	5.0	5,011	4,279	732
Trade names	5.0	6,483	5,589	894
Total intangible assets		$87,050	$57,597	$29,453

September 30, 2025:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$76,524	$40,120	$36,404
Customer relationships	5.0	5,090	3,583	1,507
Trade names	5.0	6,580	4,692	1,888
Total intangible assets		$88,194	$48,395	$39,799
Amortization expense related to acquired intangible assets was $3.3 million and $3.6 million during the three months ended June 30, 2026 and 2025, respectively, and $9.9 million and $10.8 million during the nine months ended June 30, 2026 and 2025, respectively. During the nine months ended June 30, 2026, foreign exchange translation decreased the cost basis for intangible assets by $1.1 million. Amortization expense related to acquired intangible assets is recorded within amortization of acquired intangibles and acquisition-related costs on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairment losses recognized related to intangible assets in the nine months ended June 30, 2026 or 2025.
The estimated future amortization expense related to acquired intangible assets is expected to be as follows (amounts in thousands):

Fiscal Period:	Estimated Future Amortization Expense
Remainder of 2026	$3,255
2027	11,864
2028	10,105
2029	4,229
Total	$29,453

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), performance-based restricted stock unit awards (“Performance RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$327	$181	$990	$504
Selling and marketing	976	950	2,167	2,959
Research and development	604	1,287	851	3,749
General and administrative	2,983	2,004	8,574	6,027
Stock-based compensation expense	$4,890	$4,422	$12,582	$13,239
As of June 30, 2026, the Company had $38.5 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.4 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 9,608,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option

Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of June 30, 2026, (i) 3,004,261 RSUs and 1,427,530 Performance RSUs were outstanding under the A&R 2020 Plan (as defined below), and (ii) 4,664,777 shares of Common Stock were reserved for future grants under the A&R 2020 Plan. There were no stock options or RSUs outstanding under the Prior Plans as of June 30, 2026.
At each of the 2023 Annual Meeting of Stockholders and the 2026 Annual Meeting of Stockholders, the Company’s stockholders approved an amendment and restatement of the 2020 Plan to increase the number of shares authorized for issuance thereunder by 5,108,000 shares and 4,100,000 shares, respectively (the 2020 Plan as so amended and restated, the “A&R 2020 Plan”).
Employee Stock Purchase Plan
In January 2018, the Board adopted the Employee Stock Purchase Plan (the “ESPP”). On March 7, 2018, the Company’s stockholders approved the ESPP. At the 2026 Annual Meeting of Stockholders, the Company’s stockholders approved the Amended and Restated Employee Stock Purchase Plan, which increased the number of shares authorized for issuance thereunder by 1,000,000 shares. As a result, the total number of shares of Common Stock reserved for issuance thereunder is 2,000,000 shares. As of June 30, 2026, (i) 1,085,834 shares have been issued to participants pursuant to the ESPP and (ii) 914,166 shares of Common Stock were reserved for future purchases under the ESPP.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). Stock-based compensation expense related to the ESPP was immaterial in each of the three and nine months ended June 30, 2026 and 2025.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The Director Plan expired on December 31, 2022. As of June 30, 2026, 56,443 RSUs were vested but not issued under the Director Plan.
Inducement Grants
As of June 30, 2026 (i) 230,715 RSUs and (ii) 788,250 Performance RSUs were outstanding related to equity granted pursuant to inducement grants.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2026:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2025	158,589	$9.28	4.8	$204
Granted	—	—
Exercised	(158,589)	9.28		814
Canceled	—	—
Outstanding at June 30, 2026	—	—	0	—
Vested at June 30, 2026	—	—	0	—
Exercisable at June 30, 2026	—	—	0	—
The Company did not recognize any stock-based compensation expense related to outstanding stock options during each of the nine months ended June 30, 2026 and 2025. As of June 30, 2026, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the nine months ended June 30, 2026 or 2025.

Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2026:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2025	2,926,842	$9.94
Granted	1,575,644	9.61
Settled	(770,943)	10.29
Canceled	(440,124)	9.70
Outstanding at June 30, 2026	3,291,419	9.73
The cost of RSUs is determined using the fair value of Common Stock on the award date and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.5 million and $2.6 million in stock-based compensation expense related to outstanding RSUs during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $6.7 million and $8.3 million in stock-based compensation expense related to outstanding RSUs during the nine months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had $22.9 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the nine months ended June 30, 2026:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2025	2,022,284	$9.49
Granted	1,125,938	8.68
Settled	(640,232)	11.44
Canceled	(292,210)	10.12
Outstanding at June 30, 2026	2,215,780	8.44
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the grant date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.2 million and $1.7 million in stock-based compensation expense related to outstanding Performance RSUs during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $5.3 million and $4.6 million in stock-based compensation expense related to outstanding Performance RSUs during the nine months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company had $15.6 million of unrecognized compensation expense related to outstanding Performance RSUs expected to be recognized over a weighted-average period of approximately 1.9 years.
Share Repurchase Program
On May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of our Common Stock, which was effective as of May 16, 2024 and expired on May 16, 2026 (“2024 Share Repurchase Program”). On February 5, 2026, the Company announced that the Board of Directors had authorized an additional program to repurchase up to $50 million of the then outstanding shares of our Common Stock, which became effective on May 16, 2026 upon the completion of the 2024 Share Repurchase Program and will remain effective for a period of up to two years (“2026 Share Repurchase Program”). The timing, price and actual number of shares of Common Stock repurchased will depend on a variety of factors including price, market conditions, and corporate and regulatory requirements. The repurchases may be made from time to time (i) through open market purchases, block trades, privately negotiated transactions, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any combination of the foregoing, in each case in accordance with applicable laws, rules and regulations; or (ii) in such other manner as will comply with the provisions of the Exchange Act. The share repurchase programs do not require the Company to repurchase shares of its Common Stock and it may be discontinued, suspended or amended at any time.
The Company made purchases of $2.0 million, or 123,956 shares, during the three months ended June 30, 2026 at an average price of $16.31 per share and subsequently retired the shares in July 2026. The Company made purchases of $19.8 million, or 1,962,527 shares, during the nine months ended June 30, 2026 at an average price of $10.09 per share and subsequently retired the shares, including the shares retired in July. The Company made no purchases during the three months ended June 30, 2025. The

Company made purchases of $3.3 million, or 369,978 shares, during the nine months ended June 30, 2025 at an average price of $8.99 per share and subsequently retired the shares.
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
The following table shows the components of accumulated other comprehensive income (loss), net of income taxes, as of June 30, 2026 and September 30, 2025 (amounts in thousands):

	June 30, 2026	September 30, 2025
Unrealized gain (loss) on available-for-sale debt securities	$(2)	$48
Foreign currency translation adjustments	(2,746)	538
Total accumulated other comprehensive income (loss)	$(2,748)	$586

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
For the three and nine months ended June 30, 2026, the Company recorded an income tax provision of $2.8 million and $7.6 million, respectively, which yielded an effective tax rate of 25% and 27%, respectively. For the three and nine months ended June 30, 2025, the Company recorded an income tax provision of $0.7 million and $1.4 million, respectively, which yielded an effective tax rate of 24% and 16%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended June 30, 2026 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of the global intangible low-taxed income inclusion and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended June 30, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, release of valuation allowances relating to one of the Company's operations in a foreign jurisdiction, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision.
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

8. DEBT
The carrying values of the Company’s debt as of June 30, 2026 and September 30, 2025 are as follows (amounts in thousands):

	June 30, 2026	September 30, 2025
Convertible senior notes	$—	$155,250
Term loan	49,375	—
Revolving credit line	—	—
Less: unamortized discount and issuance costs, net of amortization	—	(3,034)
Total debt, net of unamortized discount and issuance costs	49,375	152,216
Less: current portion of term loan and convertible senior notes	2,813	152,216
Long-term portion of term loan	$46,562	$—
Convertible Senior Notes
In February 2021, the Company issued an aggregate principal amount of $155.3 million in 0.75% convertible senior notes due February 1, 2026 (“2026 Notes”). The Company repaid the 2026 Notes in full in the second quarter of fiscal 2026.
Amended Credit Agreement - Revolving Credit Line and Term Loan
On May 7, 2025, the Company, together with its subsidiaries, A2iA Corp. and ID R&D, Inc., (the “Borrowers”), entered into the First Amendment to Loan and Security Agreement (the “Amendment”), amending the Credit Agreement, and as amended by the Amendment (the “Amended Credit Agreement”), by and among the Company and Silicon Valley Bank (the “Bank”).
The Amended Credit Agreement provides for, among other things, (i) the establishment of a delayed draw term loan (the “Term Loan”) in an aggregate principal amount of up to $75.0 million that may be drawn prior to February 28, 2026 for the sole purpose of paying amounts outstanding under the 2026 Notes due February 1, 2026 and customary fees and expenses in connection therewith, and (ii) a revolving line of credit (the “Revolving Line”) whereby the Company may borrow up to $25.0 million with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. On January 21, 2026, the Company borrowed $50.0 million under its Term Loan. The Term Loan and Revolving Line are secured on a first priority basis by the Company’s assets.
In connection with the Amended Credit Agreement, the Company incurred issuance costs of $0.2 million, which were recorded to Other income (expense), net in the condensed consolidated statement of operations and comprehensive income (loss). The Term Loan and the Revolving Line both mature on May 1, 2030. Commencing on April 1, 2026, the Company must make amortization payments on any advances under the Term Loan at the percentages set forth in the Amendment.
Borrowings under the Amended Credit Agreement generally bear interest at a variable rate equal to (a) term SOFR plus a specified margin, or (b) WSJ prime plus a specified margin, in each case which will be adjusted based on the Company’s net leverage ratio at the time of borrowing. Borrowers must also pay the Bank (i) a commitment fee of $125,000 and (ii) an “Unused Revolving Line Facility Fee” of 0.25% per annum of the average unused portion of the Revolving Line. The Term Loan carrying value approximates fair value and is valued using Level 2 inputs within the fair value hierarchy, as defined in Note 4 “Fair Value Measurements”.
The Amended Credit Agreement contains representations, warranties, and negative and affirmative covenants customary for transactions of this type. These include covenants limiting the ability of the Borrowers and any of their subsidiaries, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any merger or consolidation with, or acquire all or substantially all of the equity or property of, another person, (iv) dispose of any of their business or property, (v) make or permit any payment on subordinated debt, or (vi) pay any dividend, make any other distribution, or redeem any equity.
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
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of June 30, 2026, the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement. There is $49.4 million in outstanding borrowings under the Amended Credit Agreement as of June 30, 2026.
The following table presents the total amount of interest cost recognized relating to the Term Loan and 2026 Notes (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Contractual interest expense	$721	$290	$1,679	$871
Amortization of debt discount and issuance costs	—	2,179	3,034	6,403
Total interest expense recognized	$721	$2,469	$4,713	$7,274

The derived effective interest rate on the 2026 Notes was determined to be 6.71%, which remained unchanged from the date of issuance through repayment. The derived effective interest rate on the Amended Credit Agreement was determined to be 4.16% for the nine months ended June 30, 2026, with a remaining term of 3.9 years as of June 30, 2026.
Maturities of principal amounts of our Amended Credit Agreement as of June 30, 2026 were as follows (amounts in thousands):

Principal Amounts
Remaining 2026	$625
2027	3,125
2028	4,375
2029	5,625
2030	35,625
Total	$49,375
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear interest rates ranging from 0% to 3.72%. As of June 30, 2026, $4.5 million was outstanding under these agreements and $0.3 million and $4.2 million are recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2025, $4.3 million was outstanding under these agreements and approximately $0.3 million and $4.0 million are recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
Maturities of principal amounts of our other borrowings as of June 30, 2026 were as follows (amounts in thousands):

Principal Amounts
Remaining 2026	$103
2027	312
2028	535
2029	535
2030	535
2031 and thereafter	2,450
Total	$4,470

9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Third Party Claims Against the Company’s Customers
The Company receives indemnification demands from end-user customers who received third party patentee offers to license patents and allegations of patent infringement. Some of the offers and allegations have resulted in ongoing litigation. The Company is not a party to any such litigation. From time to time, license offers to and infringement allegations against the Company’s end-customers are made by non-practicing entities (“NPEs”)—often called “patent trolls”—and not the Company’s competitors. These NPEs may seek to extract settlements from the Company’s end-customers, resulting in new or renewed indemnification demands to the Company. At this time, the Company does not believe it is obligated to indemnify any customers or end-customers resulting from license offers or patent infringement allegations by any such NPEs. However, the Company could incur substantial costs if it is determined that it is required to indemnify any customers or end-customers in connection with these offers or allegations. Given the potential for impact to other customers and the industry, the Company actively monitors any such offers, allegations and any resulting litigation.
Since 2018, United Services Automobile Association (“USAA”) has filed suit against various parties alleging patent infringement concerning USAA-owned patents related to mobile check deposit technology. None of these lawsuits name the Company as a defendant, the Company continues to believe that its products do not infringe certain patents held by USAA and will vigorously defend the right of its end-users to use its technology.
Claim Against UrbanFT, Inc.
On December 18, 2020, the Company filed an action for breach of contract and delinquent payments against UrbanFT, Inc. (“UrbanFT”) in the Superior Court of the State of California, County of San Diego (case no. 37-2020-00046670-CU-BC-CTL), where it obtained summary judgment in the Company’s favor on April 15, 2022. On June 2, 2022, the Company obtained a judgment for its principal damages of $1.6 million. On February 23, 2023, a final judgment was entered adding the Company’s legal fees for a total of $2.3 million in compensatory damages, costs, and attorneys' fees, with the time for UrbanFT to appeal the compensatory damages having since expired. On August 2, 2023, the Company filed a separate Fraud Conveyance Action against Richard Steggall and related entities in San Diego Superior Court (Case No. 37-2023-00033005-CU-FR-CTL), alleging that Mr. Steggall orchestrated a scheme to strip UrbanFT of assets and funnel revenues through other entities to avoid the Company's collection efforts. In January 2026, the case was reassigned to a new judge, vacating the previously scheduled hearing on Mr. Steggall's summary judgment motion, and a Case Management Conference occurred in April 2026, resulting in a trial date set for July 2027.
Other Legal Matters
In addition to the foregoing, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. The Company accrues for such liabilities when it is both (i) probable that a loss has occurred, and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

10. LEASES
Leases
The Company leases office and research and development facility spaces under non-cancelable operating leases for various terms through 2031. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of June 30, 2026, the Company had operating right-of-use (“ROU”) assets of $2.0 million. As of June 30, 2026, total operating lease liabilities of $2.3 million were comprised of current lease liabilities of $0.9 million and non-current lease liabilities of $1.4 million. As of September 30, 2025, the Company had operating ROU assets of $2.6 million. As of September 30, 2025, total operating lease liabilities of $3.0 million were comprised of current lease liabilities of $0.9 million and non-current lease liabilities of $2.1 million.
The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income (loss) for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Operating lease costs	$235	$190	$669	$556
Short-term lease costs	12	89	183	380
Variable lease costs	6	39	158	209
Total lease costs	$253	$318	$1,010	$1,145
Supplemental cash flow information related to leases was as follows (amounts in thousands):

	Nine Months Ended June 30,
	2026	2025
Right of use assets acquired under new operating leases	$—	$1,947
Cash paid for amounts included in the measurement of lease liabilities	$780	$1,960
Other information related to leases as of the balance sheet dates presented was as follows:

	June 30, 2026	September 30, 2025
Weighted-average remaining lease term (years) - operating leases	3.6	4.0
Weighted-average discount rate - operating leases	7.8%	7.8%

Maturities of operating lease liabilities as of June 30, 2026 were as follows (amounts in thousands):

Operating Leases
Remaining 2026	$275
2027	979
2028	477
2029	314
2030	323
2031 and thereafter	286
Total lease payments	2,654
Less: amount representing interest	(354)
Present value of future lease payments	$2,300

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
Our platform addresses key use cases across digital interactions and customer lifecycle, including new account openings, account access, and mobile check deposit. Core capabilities include AI, machine learning, computer vision, proprietary biometric liveness, and deepfake detection technologies that support identity verification, authentication, detect manipulation, and help prevent digital impersonation.
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
Third Quarter Fiscal 2026 Highlights
•Revenue for the three months ended June 30, 2026 was $54.0 million, an increase of 18% compared to revenue of $45.7 million in the three months ended June 30, 2025.
•Net income was $8.4 million, or $0.17 per diluted share, during the three months ended June 30, 2026, compared to net income of $2.4 million, or $0.05 per diluted share, during the three months ended June 30, 2025.
•Cash provided by operating activities was $34.2 million for the nine months ended June 30, 2026, compared to cash provided by operating activities of $35.9 million for the nine months ended June 30, 2025.
•We added a new patent to our portfolio during the three months ended June 30, 2026, bringing our total number of issued patents to 112 as of June 30, 2026. In addition, we had 26 patent applications outstanding as of June 30, 2026.

Market Opportunities, Challenges & Risks
See Item 1 “Business” in our 2025 Annual Report for details regarding our market opportunities, challenges and risks.
Results of Operations
Comparison of the Three Months Ended June 30, 2026 and 2025
The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2026 and 2025 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2026	2025	2026	2025	$	%
Revenue
Software license	$20,714	$19,507	38%	43%	$1,207	6%
SaaS, maintenance, and other	33,324	26,222	62%	57%	7,102	27%
Total revenue	$54,038	$45,729	100%	100%	$8,309	18%
Cost of revenue	8,179	7,022	15%	15%	1,157	16%
Selling and marketing	10,026	11,127	19%	24%	(1,101)	(10)%
Research and development	8,059	8,960	15%	20%	(901)	(10)%
General and administrative	12,926	11,251	24%	25%	1,675	15%
Amortization of acquired intangibles and acquisition-related costs	3,304	3,560	6%	8%	(256)	(7)%
Interest expense	721	2,469	1%	5%	(1,748)	(71)%
Other income, net	347	1,805	1%	4%	(1,458)	(81)%
Income tax provision	(2,803)	(749)	5%	2%	(2,054)	nm
Net income	$8,367	$2,396	15%	5%	$5,971	nm
nm - not meaningful
Revenue
Total revenue increased $8.3 million, or 18%, to $54.0 million in the three months ended June 30, 2026 compared to $45.7 million in the three months ended June 30, 2025. Software license revenue increased $1.2 million, or 6%, to $20.7 million in the three months ended June 30, 2026, compared to $19.5 million in the three months ended June 30, 2025. This increase is primarily due to the timing of large check verification renewals, offset by decreases due to customers transitioning to our Check Fraud Defender (“CFD”) Software as a service (“SaaS”) offering in the three months ended June 30, 2026 compared to the same period in 2025. SaaS, maintenance, and other revenue increased $7.1 million, or 27%, to $33.3 million in the three months ended June 30, 2026, compared to $26.2 million in the three months ended June 30, 2025. This increase is primarily due to increased adoption and volume usage of our fraud and identity solutions products in the three months ended June 30, 2026 compared to the same period in 2025.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.2 million, or 16%, to $8.2 million in the three months ended June 30, 2026, compared to $7.0 million in the three months ended June 30, 2025. The increase in cost of revenue is primarily due to an increase in SaaS revenue as well as increased investment in our SaaS products, and increases in service intensive customer work with more personnel costs directly supporting our customers during the three months ended June 30, 2026 compared to the same period in 2025.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses decreased $1.1 million, or 10%, to $10.0 million in the three months ended June 30, 2026, compared to $11.1 million in the three months ended June 30, 2025. The decrease in selling and marketing expense is primarily due to a re-allocation of headcount to focus on service intensive customer work and $1.0 million increase in deferred contract costs in the three months ended June 30, 2026 compared to the same period in 2025.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and product development. Research and development expenses decreased $0.9 million, or 10%, to $8.1 million in the three months ended June 30, 2026, compared to $9.0 million in the three months ended June 30, 2025. The decrease in research and development expenses is primarily due to increased capitalization of costs for internal-use software of $1.7 million commensurate with alignment of priorities and resources to focus on platform-level capabilities, partially offset by an additional $1.2 million in personnel-related costs excluding stock-based compensation expense. The decrease in research and development expenses is also driven by lower stock-based compensation expense of $0.7 million, reflecting ongoing optimization of our cost structure and strategic realignment of resources toward platform-level capabilities in the three months ended June 30, 2026 compared to the same period in 2025.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $1.7 million, or 15%, to $12.9 million in the three months ended June 30, 2026, compared to $11.3 million in the three months ended June 30, 2025. The increase in general and administrative expenses is primarily due to higher personnel-related costs including higher stock-based compensation expense, higher bonus expense, and higher severance costs, partially offset by lower audit, accounting and tax fees, and lower bad debt expense during the three months ended June 30, 2026 compared to the same period in 2025.
Amortization of Acquired Intangibles and Acquisition-related costs
Amortization of acquired intangibles and acquisition-related costs include amortization of intangible assets and other costs associated with acquisitions. Amortization of acquired intangibles and acquisition-related costs decreased $0.3 million, or 7%, to $3.3 million in the three months ended June 30, 2026, compared to $3.6 million in the three months ended June 30, 2025. The decrease is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that were fully amortized prior to the three months ended June 30, 2026 compared to the same period in 2025.
Interest Expense
Interest expense decreased $1.7 million, or 71%, to $0.7 million for the three months ended June 30, 2026, compared to $2.5 million for the three months ended June 30, 2025. The current quarter consisted of $0.7 million of cash interest, compared to $2.2 million of amortization and $0.3 million of cash interest in the prior year quarter. The decrease was primarily attributable to lower amortization of debt discount and issuance costs following repayment of the 2026 Notes (as defined under Liquidity and Capital Resources herein) in February 2026, partially offset by interest expense on the Term Loan (as defined under Liquidity and Capital Resources herein) drawn in January 2026.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains and losses. Other income, net decreased $1.5 million, or 81%, to $0.3 million of income in the three months ended June 30, 2026, compared to $1.8 million of income in the three months ended June 30, 2025. The decrease was primarily due to an increase in foreign currency exchange losses from changes in foreign currency rates and decreased investment income as a result of reduced average cash and investment balances following repayment of the 2026 Notes in February 2026.
Income Tax Provision
For the three months ended June 30, 2026, we recorded an income tax provision of $2.8 million which yielded an effective tax rate of 25%. For the three months ended June 30, 2025, we recorded an income tax provision of $0.7 million which yielded an effective tax rate of 24%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended June 30, 2026 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of the global intangible low-taxed income inclusion and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended June 30, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, and the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision.

Comparison of the Nine Months Ended June 30, 2026 and 2025
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2026 and 2025 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2026	2025	2026	2025	$	%
Revenue
Software license	$60,565	$58,192	40%	43%	$2,373	4%
SaaS, maintenance, and other	92,558	76,720	60%	57%	15,838	21%
Total revenue	$153,123	$134,912	100%	100%	$18,211	13%
Cost of revenue	25,144	19,497	16%	14%	5,647	29%
Selling and marketing	27,775	31,362	18%	23%	(3,587)	(11)%
Research and development	22,999	27,049	15%	20%	(4,050)	(15)%
General and administrative	36,244	33,250	24%	25%	2,994	9%
Amortization of acquired intangibles and acquisition-related costs	9,913	10,817	6%	8%	(904)	(8)%
Restructuring costs	515	837	—%	1%	(322)	(38)%
Interest expense	4,713	7,274	3%	5%	(2,561)	(35)%
Other income, net	2,484	3,478	2%	3%	(994)	(29)%
Income tax provision	(7,629)	(1,368)	5%	1%	(6,261)	nm
Net income	$20,675	$6,936	14%	5%	$13,739	198%
nm - not meaningful
Revenue
Total revenue increased $18.2 million, or 13%, to $153.1 million in the nine months ended June 30, 2026, compared to $134.9 million in the nine months ended June 30, 2025. Software license revenue increased $2.4 million, or 4%, to $60.6 million in the nine months ended June 30, 2026, compared to $58.2 million in the nine months ended June 30, 2025. This increase is primarily due to increasing demand for our biometrics fraud and identity offerings where customers are expanding deployment through multi-year commitments and timing of renewals for our check verification solutions, partially offset by decreases due to customers transitioning to our CFD SaaS offering in the nine months ended June 30, 2026, compared to the same period in 2025. SaaS, maintenance, and other revenue increased $15.8 million, or 21%, to $92.6 million in the nine months ended June 30, 2026, compared to $76.7 million in the nine months ended June 30, 2025. This increase is primarily due to increased adoption and volume usage of our fraud and identity solutions products in the nine months ended June 30, 2026, compared to the same period in 2025.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $5.6 million, or 29%, to $25.1 million in the nine months ended June 30, 2026, compared to $19.5 million in the nine months ended June 30, 2025. The increase in cost of revenue is primarily due to an increase in SaaS revenue as well as increased investment in our SaaS products and increases in service intensive customer work with more personnel costs directly supporting our customers during the nine months ended June 30, 2026, compared to the same period in 2025.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and customer success personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses decreased $3.6 million, or 11%, to $27.8 million in the nine months ended June 30, 2026, compared to $31.4 million in the nine months ended June 30, 2025. The decrease in selling and marketing expense is primarily due to a re-allocation of headcount to focus on service intensive customer work, a $3.1 million increase in deferred contract costs, and lower stock-based compensation expense associated with roles that have exited the organization in the nine months ended June 30, 2026 compared to the same period in 2025.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and product development. Research and development expenses decreased $4.1 million, or 15%, to $23.0 million in the nine months ended June 30, 2026, compared to $27.0 million in the nine months ended June 30, 2025. The decrease in research and development expenses is primarily due to increased capitalization of costs for internal-use software of $4.1 million commensurate with alignment of priorities and resources to focus on platform-level capabilities, partially offset by an increase of $2.3 million in personnel-related costs excluding stock-based compensation expense. The decrease in research and development expenses is also driven by lower stock-based compensation expense of $2.9 million, reflecting ongoing optimization of our cost structure and strategic realignment of resources toward platform-level capabilities including reversal of expense for roles that exited the organization as part of this realignment in the nine months ended June 30, 2026 compared to the same period in 2025.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $3.0 million, or 9%, to $36.2 million in the nine months ended June 30, 2026, compared to $33.3 million in the nine months ended June 30, 2025. The increase was primarily due to higher personnel-related costs, including higher stock-based compensation expense, higher bonus and higher severance costs, partially offset by lower audit, accounting and tax fees, lower legal expense, lower bad debt expense, and lower executive transition costs.
Amortization of acquired intangibles and acquisition-related costs
Amortization of acquired intangibles and acquisition-related costs include amortization of intangible assets and other costs associated with acquisitions. Amortization of acquired intangibles and acquisition-related costs decreased $0.9 million, or 8%, to $9.9 million in the nine months ended June 30, 2026, compared to $10.8 million in the nine months ended June 30, 2025. This decrease is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized during the nine months ended June 30, 2026, compared to the same period in 2025.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.5 million in the nine months ended June 30, 2026 related to a restructuring that occurred in the first quarter of fiscal 2026. Restructuring costs were $0.8 million in the nine months ended June 30, 2025 and related to a restructuring that occurred in the first quarter of fiscal 2025.
Interest Expense
Interest expense decreased $2.6 million, or 35%, to $4.7 million for the nine months ended June 30, 2026, compared to $7.3 million for the nine months ended June 30, 2025. The current period consisted of $3.0 million of amortization of debt discount and issuance costs and $1.7 million of cash interest, compared to $6.4 million of amortization and $0.9 million of cash interest in the prior year period. The decrease in amortization following repayment of the 2026 Notes in February 2026 was partially offset by approximately five months of cash interest on the Term Loan drawn in January 2026.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net decreased $1.0 million, or 29%, to $2.5 million income in the nine months ended June 30, 2026, compared to $3.5 million income in the nine months ended June 30, 2025. The decrease was primarily due to decreased investment income as a result of reduced average cash and investment balances following repayment of the 2026 Notes in February 2026.
Income Tax Provision
For the nine months ended June 30, 2026, we recorded an income tax provision of $7.6 million which yielded an effective tax rate of 27%. For the nine months ended June 30, 2025, we recorded an income tax provision of $1.4 million which yielded an effective tax rate of 16%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the nine months ended June 30, 2026 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, as well as the impact of the global intangible low-taxed income inclusion and federal, state and foreign research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and our effective tax rate for the nine months ended June 30, 2025 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, release of valuation allowances relating to one of the Company's operations in a foreign jurisdiction, as well as the impact of stock-based compensation, and federal, state and foreign research and development credits on the tax provision.
Liquidity and Capital Resources
Cash generated from operations, proceeds from the issuance of the 2026 Notes (as defined above), and proceeds from the Term Loan (as defined below) have historically been our primary sources of liquidity to fund operations and investments to grow our business. Our current sources of liquidity include available cash balances and the Revolving Line (as defined below). On June 30, 2026, we had $100.2 million in cash and cash equivalents and investments compared to $196.5 million on September 30, 2025, a decrease of $96.3 million, or 49%. This decrease was primarily driven by the repayment of $155.3 million for the 2026 Notes and share repurchases of $19.8 million, partially offset by $50.0 million in borrowings under the Term Loan and cash generated from operations. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Nine Months Ended June 30,
	2026	2025
Cash provided by operating activities	$34,229	$35,879
Cash provided by (used in) investing activities	27,659	(188)
Cash used in financing activities	(125,263)	(3,095)
Cash Flows from Operating Activities
Net cash provided by operating activities was $34.2 million for the nine months ended June 30, 2026, compared to $35.9 million for the nine months ended June 30, 2025, a decrease of $1.7 million. The decrease was driven by a $19.1 million unfavorable change in operating assets and liabilities, substantially offset by a $13.7 million increase in net income and a $3.8 million increase in non-cash charges added back to net income.
Net income increased to $20.7 million from $6.9 million, reflecting revenue growth and lower operating expenses. Non-cash adjustments totaled $28.9 million compared to $25.1 million, with the increase attributable primarily to a $7.9 million favorable change in deferred taxes, partially offset by a $3.4 million decrease in accretion and amortization on convertible senior notes due to repayment of the 2026 Notes, a $0.9 million decrease in amortization of intangible assets and a $0.7 million decrease in stock-based compensation expense.
Changes in operating assets and liabilities used $15.3 million of cash in the current period compared to providing $3.8 million in the prior-year period. The principal drivers were:

•Accounts receivable used $15.9 million, compared to $8.9 million in the prior-year period, an unfavorable change of $7.0 million, reflecting the timing and concentration of billings within the period, including a significant volume of invoicing in the third fiscal quarter;
•Accrued payroll and related taxes used $2.1 million, compared to providing $3.9 million, an unfavorable change of $(6.1) million, primarily due to the timing of annual incentive compensation and payroll tax payments;
•Other assets used $5.0 million, compared to $0.8 million, an unfavorable change of $4.3 million;
•Contract assets provided $3.2 million, compared to $6.0 million, an unfavorable change of $2.8 million;
•Other liabilities used $2.2 million, compared to providing $0.6 million, an unfavorable change of $2.7 million; and
•Income taxes payable provided $0.4 million, compared to $2.0 million, an unfavorable change of $1.6 million.

These unfavorable changes were partially offset by accounts payable, which provided $0.1 million compared to a use of $3.7 million, a favorable change of $3.8 million, and deferred revenue, which provided $6.1 million compared to $4.6 million, a favorable change of $1.5 million, reflecting growth in multi-year and annual subscription arrangements billed in advance.
Cash Flows from Investing Activities
Net cash provided by investing activities was $27.7 million during the nine months ended June 30, 2026, which consisted primarily of net sales and maturities of investments of $32.5 million, partially offset by capital expenditures of $4.8 million. Net cash used in investing activities was $0.2 million during the nine months ended June 30, 2025, which consisted primarily of capital expenditures of $0.9 million, partially offset by net maturities of investments of $0.7 million. The increase in cash inflows from investing activities of $27.8 million during the nine months ended June 30, 2026, compared to the nine months ended June 30, 2025 was primarily due to an increase in net sales and maturities of investments in anticipation of the repayment of our 2026 Notes in the second fiscal quarter of 2026 partially offset by an increase in capital expenditures for capitalized costs associated with our internal use software.

Cash Flows from Financing Activities
Net cash used in financing activities was $125.3 million during the nine months ended June 30, 2026, primarily due to a $155.3 million repayment of our 2026 Notes in the second fiscal quarter of 2026, repurchases and retirements of Common Stock of $19.8 million and payment of tax withholding obligations related to net share settlements of equity awards of $2.1 million, partially offset by a Term Loan draw of $50.0 million, net proceeds from the issuance of equity plan Common Stock of $2.3 million, and proceeds on other borrowings of $0.3 million. Net cash used in financing activities was $3.1 million during the nine months ended June 30, 2025, primarily due to repurchases and retirements of Common Stock of $3.3 million, partially offset by $0.5 million of net proceeds from the issuance of equity plan Common Stock. The increase in cash outflows from financing activities during the nine months ended June 30, 2026 was primarily due to the repayment of our 2026 Notes and higher repurchases and retirements of Common Stock, partially offset by the draw on our Term Loan in the nine months ended June 30, 2026.
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
Amended Credit Agreement - Revolving Credit Line and Term Loan

In January 2026, we borrowed $50.0 million under the Term Loan provided for in our Amended Credit Agreement, dated May 7, 2025. The Term Loan matures in May 2030, bears interest at a variable rate (term SOFR or WSJ prime, plus a margin tied to our net leverage ratio), and is secured on a first priority basis by substantially all of our assets. Quarterly amortization payments commenced on April 1, 2026. As of June 30, 2026, $49.4 million was outstanding under the Term Loan and the Revolving Line was undrawn. See Note 8, "Debt," for additional information regarding the terms of the Amended Credit Agreement, including covenants and events of default.
The Amended Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.50 to 1.00 and if the Company consummates a permitted acquisition during the trailing twelve-month period, the net leverage ratio may not exceed 2.75 to 1.00. As of June 30, 2026, the Company was in compliance with the net leverage ratio covenant of the Amended Credit Agreement.
Other Borrowings
The Company also has certain loan agreements with Spanish government agencies with $4.5 million outstanding as of June 30, 2026 and $4.3 million outstanding as of September 30, 2025 under these agreements as further described in Note 8, “Debt”.
Share Repurchase Program
During the three and nine months ended June 30, 2026, we repurchased 123,956 shares for $2.0 million (average price of $16.31 per share) and 1,962,527 shares for $19.8 million (average price of $10.09 per share), respectively, under our 2024 and 2026 Share Repurchase Programs. The 123,956 shares repurchased during the three months ended June 30, 2026 were held as treasury stock as of June 30, 2026 and were subsequently retired in July 2026. As of June 30, 2026, the 2024 Share Repurchase Program expired, and $48.0 million remained available under the 2026 Share Repurchase Program, which became effective in May 2026 at the completion of the 2024 Share Repurchase Program and will remain in effect for two years. We have not made any repurchases from July 1, 2026 through August 5, 2026. See Note 6, “Stockholders’ Equity” for additional information.
Other Liquidity Matters
At June 30, 2026, we had investments of $10.1 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and government securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At June 30, 2026, we had $9.7 million of our available-for-sale securities classified as current and $0.5 million of our available-for-sale securities classified as long-term. At September 30, 2025, we had $38.9 million of our available-for-sale securities classified as current and $3.5 million of our available-for-sale securities classified as long-term.
We had working capital of $106.7 million at June 30, 2026, compared to $39.5 million at September 30, 2025. Our material cash requirements include repayment of the Term Loan as well as those related to leases as described in Note 10. “Leases” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan we believe the current cash and cash equivalents, cash available under the Revolving Line, and cash expected to be generated from operations will be adequate to satisfy our material cash requirements as well as our working capital needs for at least the next twelve months from the date the financial statements are filed and for the foreseeable future.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2025 Annual Report. Except as described below, there has been no material change in this information as of June 30, 2026.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including government securities, corporate debt securities, and commercial paper. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2026, our marketable securities had remaining maturities between approximately one and 13 months and a fair market value of $10.1 million, representing 3% of our total assets.
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
We are also exposed to interest rate risk on our Term Loan under the Amended Credit Agreement, which bears interest at a variable rate tied to term SOFR or the WSJ prime rate. As of June 30, 2026, $49.4 million was outstanding under the Term Loan. A hypothetical 100 basis point increase in the applicable variable rate would increase annual interest expense by approximately $0.5 million, based on the outstanding principal balance as of June 30, 2026. A hypothetical 100 basis point decrease would reduce annual interest expense by a corresponding amount, subject to any applicable interest rate floor under the Amended Credit Agreement.
Foreign Currency Risk
There have been no material changes to our foreign currency exchange rate risk from that described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the 2025 Annual Report. The Company continues to have operations in the United Kingdom, France, the Netherlands, and Spain, exposed to fluctuations between the U.S. dollar and the Euro and the British pound sterling, and translation adjustments continue to be reported separately in the condensed consolidated statements of operations and comprehensive income (loss).
Inflation
There have been no material changes to our exposure to inflation risk from that described in the 2025 Annual Report. Inflation did not have a material effect on our business, financial condition or results of operations during either of the nine months ended June 30, 2026 or 2025.

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
Based on management’s evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 9 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2026, that were not previously disclosed in a Current Report on Form 8-K.
The following table is a summary of the Company’s purchases of its common stock during the quarter ended June 30, 2026:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
April 1, 2026 — April 30, 2026	—	$—	—	$3,679,666
May 1, 2026 — May 31, 2026	—	$—	—	$50,000,000
June 1, 2026 — June 30, 2026	123,956	$16.13	123,956	$48,001,198
(1) In May 2024, our Board authorized a share repurchase program for up to $50.0 million of our common stock, effective May 16, 2024 which expired with approximately $3.7 million in unused repurchases on May 16, 2026 (the "2024 Share Repurchase Program"). On February 5, 2026, we announced the Board authorized an additional $50.0 million share repurchase program (the "2026 Share Repurchase Program"), which became effective upon completion of the 2024 Share Repurchase Program and remains effective for two years thereafter. The timing and amount of repurchases depend on market conditions and other factors, and the programs may be suspended or discontinued at any time. See Note 6, "Stockholders' Equity," to the condensed consolidated financial statements for additional information.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors or officers adopted, amended, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

August 6, 2026	MITEK SYSTEMS, INC.

	By:	/s/ Edward H. West
Edward H. West
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Lyle
David Lyle
Chief Financial Officer (Principal Financial Officer)